Form 10-Q
period 1997-03-31
RYDER TRS INC
filed 1997-05-15
CIK 1030400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                             Commission file number:

                                 RYDER TRS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              38-331-3542
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                               8669 NW 36th Street
                              Miami, Florida 33166
                    (Address of principal executive offices)

                                 (305) 500-4545
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

     As of May 7, 1997, the number of outstanding shares of (i) Class A Common Stock, par value $.01 per share, of the registrant was 109,090, (ii) Class B Common Stock, par value $.01 per share, of the registrant was 13,910 and (iii) Class C Common Stock, par value $.01 per share, of the registrant was 1,440.

                                 RYDER TRS, INC.
                               INDEX TO FORM 10-Q

                                                                           Page
PART I -  FINANCIAL INFORMATION

ITEM 1 -  Financial Statements .......................................        1

ITEM 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................        6


PART II - OTHER INFORMATION

ITEM 2 -  Changes in Securities........................................      12

ITEM 6 -  Exhibits and Reports on Form 8-K.............................      13

Important Factors Relating To Forward-Looking Statements...............      13

Signatures - Ryder TRS, Inc. ..........................................      14

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
RYDER TRS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
three months ended March 31, 1997 and 1996
(dollars in thousands, except per share data)
(unaudited)
                                                                   (Predecessor)
                                                      March 31,    March 31,
                                                      1997         1996
                                                      ---------    ---------
Truck rental and related revenue                      $ 104,075    $ 106,116

Operating expense                                        43,002       41,727
Selling, general and administrative expense              43,216       46,052
Depreciation (net of gains) and amortization expense     23,153       25,787
                                                      ---------    ---------

Operating loss                                           (5,296)      (7,450)

Interest expense                                         10,199        6,770
                                                      ---------    ---------

Loss before income taxes                                (15,495)     (14,220)

Income tax benefit                                       (5,966)      (5,570)
                                                      ---------    ---------

    Net loss                                          $  (9,529)   $  (8,650)
                                                      =========    =========
Net loss per common share                             $  (77.47)
                                                      ---------
Weighted average number of common shares                123,000
                                                      ---------


The accompanying notes are an integral part of these financial statements.

RYDER TRS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 1997 and December 31, 1996
(dollars in thousands, except share data)

                                                              March 31,    December 31,
                                                              1997         1996
                                                              ---------    ---------
                                                              (unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                            $  40,781    $  17,507
         Receivables:
           Trade, net                                             9,480        9,151
           Truck sales                                            7,983        6,926
           Ryder Truck Rental, Inc., net                          5,646        6,190
         Tires in service                                        23,617       23,228
         Prepaid expenses and other current assets               12,192        8,455
                                                              ---------    ---------
               Total current assets                              99,699       71,457

Revenue earning equipment, net                                  450,828      454,163
Operating property and equipment, net                            12,046       12,977
Software development costs, net                                  13,473       13,929
Intangible assets, net                                           50,857       51,862
Deferred financing costs, net                                    15,985       15,381
Deferred income taxes                                             8,044        2,077
                                                              ---------    ---------

                Total assets                                  $ 650,932    $ 621,846
                                                              ---------    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                        $  13,565    $   9,598
      Payable to truck manufacturers                             33,608            0
      Payable to Ryder Truck Rental, Inc., net                        0        5,966
      Accrued expenses                                           31,125       25,715
                                                              ---------    ---------
                   Total current liabilities                     78,298       41,279

Senior bank facilities                                          281,000      281,000
Senior subordinated notes                                       175,000      175,000
Other non-current liabilities                                     6,052        4,456
                                                              ---------    ---------

                   Total liabilities                            540,350      501,735
                                                              ---------    ---------

Shareholders' equity:
   Common stock: $.01 par value, 275,000 shares authorized,
   109,090 Class A shares and 13,910 Class B shares issued
   and outstanding                                                    1            1
Additional paid-in capital                                      122,999      122,999
Accumulated deficit                                             (12,418)      (2,889)
                                                              ---------    ---------

                  Total shareholders' equity                    110,582      120,111
                                                              ---------    ---------
Total liabilities and shareholders' equity                    $ 650,932    $ 621,846
                                                              ---------    ---------

The accompanying notes are an integral part of these financial statements.

RYDER TRS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
three months ended March 31, 1997 and 1996
(dollars in thousands)
(unaudited)

                                                                               (Predecessor)
                                                                   March 31,   March 31,
                                                                     1997        1996
                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  loss                                                         $ (9,529)   $ (8,650)
Adjustment to reconcile net loss to net cash
provided by operating activities:
  Depreciation (net of gains) and amortization expense               23,153      25,787
  Amortization  of deferred financing costs                             541           0
  Deferred income taxes                                              (5,966)        (23)
  Change in operating assets and liabilities
       Accounts receivable                                             (329)      5,534
       Prepaid expenses and other current assets                     (3,737)     (5,053)
       Accounts payable                                               3,754       5,064
       Accrued expenses and other liabilities                         7,047      (5,182)
       Receivable from Ryder Truck Rental, Inc.                     (10,850)          0
                                                                   --------    --------
          Net cash provided by operating activities                   4,084      17,477
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of property and revenue earning equipment     15,794      16,571
   Capital expenditures                                                (833)    (26,948)
   Refund of purchase price                                           5,429           0
                                                                   --------    --------
          Net cash provided by (used in) investing activities        20,390     (10,377)
                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in investments by and advances from Ryder                 0      (5,386)
   Deferred financing costs                                          (1,200)          0
                                                                   --------    --------

          Net cash used in financing activities                      (1,200)     (5,386)
                                                                   --------    --------

Increase in cash and cash equivalents                                23,274       1,714
                                                                   --------    --------
Cash and cash equivalents at beginning of period                     17,507       2,610
                                                                   --------    --------
Cash and cash equivalents at end of period                         $ 40,781    $  4,324
                                                                   ========    ========
Supplemental Disclosure:
Non-cash investing activities:
      Accounts payable related
      to truck manufacturers                                       $ 33,608    $ 24,936
                                                                   ========    ========

RYDER TRS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Financial Statement Presentation

     The financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The December 31, 1996, balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Results for interim periods are not necessarily indicative of results for the full year. For a complete description of the Company's other accounting policies, refer to the consolidated financial statements and footnotes included in the Company's Form S-4 Registration Statement as filed with the Securities and Exchange Commission and declared effective April 8, 1997.

     The financial statements for the three months ended March 31, 1996 represent the combined results of operations and cash flows of the Consumer Truck Rental division of Ryder Truck Rental, Inc. ("RTR"), the predecessor to the Company, see Note 3. The financial information included herein is not necessarily indicative of the financial position and results of operations or cash flows that would have occurred had the predecessor been an independent stand-alone entity during the periods presented, nor is it necessarily indicative of future results. As a result of the acquisition, the predecessor's assets acquired and liabilities assumed were adjusted to their estimated fair values as of the acquisition date (October 17, 1996). The Company also changed the estimated lives and residual values used to calculate the provision for depreciation on certain types of trucks. Accordingly, the results of operations for periods subsequent to the date of the acquisition are not comparable to prior periods.

(2) Per Share Data

     Loss per common share for 1997 is computed based on the weighted average number of common shares outstanding during the period.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). The statement replaces the current presentation of primary EPS and will require a dual presentation of basic and diluted EPS on the face of the statement of operations. SFAS 128 requires restatement of all prior period EPS data presented and is effective in 1997 for the Company. The Company does not expect adoption of SFAS 128 to have a significant impact on the Company's financial statements.

(3) Acquisition of the Ryder Consumer Truck Rental Business

     On October 17, 1996, pursuant to an Asset and Stock Purchase Agreement, the Company acquired from RTR, a subsidiary of Ryder System, Inc. (collectively, the "Seller"), substantially all the assets and assumed certain of the liabilities of the Seller's Consumer Truck Rental division (the "Business"). The aggregate cash purchase price for the net assets acquired was approximately $573.3 million, net of a refund of approximately $6.1 million receivable pursuant to post-closing adjustment provisions of the agreement. In addition, the Company paid approximately $9.4 million of fees and expenses that were capitalized as part of the acquisition cost. The acquisition of the Business has been accounted for as a purchase and, accordingly, its results of operations are included in the consolidated financial statements since the date of acquisition.

     Financing for the acquisition and for an additional $14.8 million of deferred financing costs consisted of (i) $123.0 million of equity capital through the issuance of 109,090 shares of Class A Common Stock and 13,910 shares of Class B Common Stock; (ii) $350.0 million of term loans and $31.0 million of revolving loans borrowed under a $500.0 million senior secured credit facility with certain banks (the "Senior Bank Facilities"); and (iii) $100.0 million of loans borrowed under a senior subordinated loan facility (the "Senior Subordinated Loan Facility"). The obligations under the Senior Bank Facilities are collateralized by substantially all of the assets of the Company and a pledge of all the capital stock of a subsidiary of the Company which owns the revenue earning equipment and leases the vehicles to the Company. The subsidiary has its own separate creditors which, upon the liquidation of the subsidiary, will be entitled to be satisfied out of its assets prior to any value in the subsidiary becoming available to its equity holders. The Company may be required to grant to the lenders under such facilities a direct security interest in the revenue earning equipment if a securitization of the truck rental fleet is not consummated by July 17, 1997. On November 25, 1996, the Company issued $175.0 million of 10% senior subordinated notes (the "Notes Offering"), the net proceeds of which were used to refinance the Senior Subordinated Loan Facility and a portion of the Senior Bank Facilities.

     In connection with the acquisition, the Company entered into various agreements with RTR regarding dealer relationships, vehicle maintenance, facility leases, sales of used trucks, administrative services and management information systems support.

     The following unaudited pro forma consolidated results of operations for the three months ended March 31, 1996 have been prepared as if the acquisition of the Business, the financing thereof and the payment of related transaction fees and expenses, the Notes Offering and the application of proceeds therefrom had occurred on January 1, 1996. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future (in thousands):

         Truck rental and related revenue                  $106,116
         Operating loss                                    $(10,069)
         Net loss                                          $(13,062)

     The pro forma net loss excludes the write-off of deferred financing costs ($3.1 million, net of related income tax benefit) associated with the repayment of certain acquisition indebtedness as part of the Notes Offering.

(4) Senior Subordinated Notes

     Pursuant to a Prospectus dated April 8, 1997 (the "Prospectus"), the Company offered to exchange (the "Exchange Offer") up to $175.0 million aggregate principal amount of 10% senior subordinated notes due 2006 (the "Exchange Notes") for up to $175.0 million aggregate principal amount of its 10% senior subordinated notes issued in the Notes Offering (the "Senior Subordinated Notes"). $175.0 million in aggregate principal amount of the Senior Subordinated Notes was validly tendered and accepted by the Company pursuant to the Exchange Offer. The terms of the Exchange Notes were substantially identical in all respects (including principal amount, interest rate, maturity and ranking) to the terms of the Senior Subordinated Notes for which they were exchanged pursuant to the Exchange Offer, except that the Exchange Notes were registered under the Securities Act of 1933, as amended, and therefore will not be subject to certain restrictions on transfer except as provided in the Prospectus and will not be entitled to registration rights except under certain limited circumstances.

                          PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations covers periods before completion of the acquisition of the Consumer Truck Rental division of Ryder Truck Rental, Inc. ("RTR"), the financing thereof and the payment of related transaction fees and expenses (the "Transactions"). As a result of the acquisition, the assets acquired and liabilities assumed were adjusted to their estimated fair values as of October 17, 1996. The Company also changed the estimated lives and residual values used to calculate the provision for depreciation on certain types of trucks. In addition, the Company entered into new financing arrangements and, as a newly formed company, has its own capital structure. Accordingly, the results of operations for periods subsequent to October 17, 1996 will not be comparable to prior periods. On November 25, 1996, the Company issued $175.0 million of 10% senior subordinated notes (the "Notes Offering"), the net proceeds of which were used to refinance certain acquisition indebtedness.

     Unless otherwise indicated, 1996 amounts discussed below represent the pro forma results as if the Transactions, the Notes Offering and the application of proceeds therefrom had occurred on January 1, 1996.

Certain Pro Forma Effects of the Transactions

     The pro forma results of operations for the three month period ended March 31, 1996 do not purport to be indicative of the results that would actually have been obtained if the Transactions, the Notes Offering and the application of the proceeds therefrom had occurred on January 1, 1996, or of the results that may be obtained in the future.

     On a pro forma basis for the three month period ended March 31, 1996, the Company's net loss would have been $13.1 million compared to a reported net loss of $8.7 million. Major components of this change include: (i) an increase in depreciation and amortization expense as a result of the step-up of revenue earning equipment, capitalized software development costs and intangible assets to estimated fair value as part of the Transactions, (ii) an increase in interest expense resulting from the financing incurred in connection with the Transactions, the Notes Offering and the application of the proceeds therefrom and (iii) income tax benefits resulting from the tax effect of the aforementioned adjustments at an assumed tax rate of 38.5%. Excluded from pro forma net loss is the write-off of deferred financing costs ($3.1 million, net of related income tax benefit) associated with the repayment of certain acquisition indebtedness.

Results of Operations

     The following table sets forth, for the periods indicated, certain historical income statement data (pro forma for 1996) for the Company as a percentage of revenues:

                                                       Quarter Ended March 31,
                                                             1997         1996
                                                            -----        -----
Revenues:
  One-way truck rentals                                      37.1%        38.4%
  Local truck rentals                                        42.1         42.4
  Accessory rentals and product sales                        17.3         16.4
  Other revenues                                              3.5          2.8
                                                            -----        -----

    Total revenues                                          100.0        100.0
                                                            -----        -----

Operating expense                                            41.3         39.3
Selling, general and administrative expense                  41.5         43.6
Depreciation (net of gains) and
     amortization expense                                    22.3         26.6
Interest expense                                              9.8         10.5
                                                            -----        -----

      Total costs and expenses                              114.9        120.0
                                                            -----        -----
      Earnings (loss) before income taxes                   (14.9%)      (20.0%)
                                                            =====        =====

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

     Revenues. Revenues in the first quarter of 1997 were $104.1 million compared with $106.1 million in the same period in 1996, a decrease of $2.0 million or 1.9%. Revenues from one-way truck rentals and local truck rentals declined, while revenues from accessory rentals and product sales and other revenues increased. Revenues from one-way truck rentals were $38.7 million in the first quarter of 1997 compared with $40.8 million in the same period of 1996, a decrease of $2.1 million or 5.1%. This decline resulted from a decrease in the average revenue per transaction, partially offset by an increase in the number of transactions. Revenues from local truck rentals were $43.8 million in the first quarter of 1997 compared with $44.9 million in the same period of 1996, a decrease of $1.1 million, or 2.5%. This decline resulted from fewer transactions, partially offset by an increase in the average revenue per transaction. Accessory rentals and product sales were $18.0 million in the first quarter of

1997, compared with $17.4 million in the same period of 1996, an increase of $0.6 million, or 3.4% resulting primarily from an increase in the sales of liability-limiting products.

     In order to improve fleet utilization, the Company reduced the average operating fleet in the first quarter of 1997 compared with the same period in 1996 by approximately 2,600 trucks. Primarily due to the fleet reduction, total revenues in the first quarter of 1997 decreased 1.9% from the same period in 1996. However, fleet utilization and revenue per truck increased over the same period. In the first quarter of 1997, fleet utilization was 40.3% compared with 37.1% for the same period of 1996, while revenue per truck, including accessory rentals and product sales, increased by 6.7% for the same periods.

     Operating expense. Operating expense was $43.0 million in the first quarter of 1997 compared with $41.7 million in the same period of 1996, an increase of $1.3 million, or 3.1%. Operating expense as a percentage of revenues increased to 41.3% in the first quarter of 1997 from 39.3% in the first quarter of 1996. The increase in operating expense was primarily the result of higher vehicle operating cost, including bodily injury and property damage, physical damage and transfer costs as well as an increase in accessory products expense. These increases were partially offset by lower vehicle maintenance and license costs. Vehicle transfer cost as a percentage of revenues increased to 3.8% in the first quarter of 1997 from 2.8% in the first quarter of 1996 as a result of repositioning revenue earning equipment to areas of higher demand, resulting in an increase in fleet utilization. Vehicle licensing cost as a percentage of revenues decreased to 2.0% in the first quarter of 1997 from 2.6% in the first quarter of 1996 primarily due to a decrease in the average operating fleet of 8.7%.

     Selling, general and administrative expense. Selling, general and administrative expense was $43.2 million in the first quarter of 1997 compared with $46.3 million in the same period of 1996, a decrease of $3.1 million or 6.7%. Selling, general and administrative expense as a percentage of revenues declined to 41.5% in the first quarter of 1997 from 43.6% in the same period of 1996. This decrease was primarily the result of lower advertising costs in 1997.

     Depreciation (net of gains) and amortization expense. Depreciation (net of gains) and amortization expense was $23.2 million in the first quarter of 1997 compared with $28.2 million in the same period of 1996, a decrease of $5.0 million or 17.7%. Depreciation expense (net of gains) and amortization as a percentage of revenues declined to 22.3% in the first quarter of 1997 from 26.6% in the same period of 1996.

This decrease resulted in part from a 8.7% decrease in the average fleet in the first quarter of 1997 compared with the same period in 1996, as well as changes made at the date of acquisition in the estimated useful lives and residual values used to calculate the provision for depreciation on certain types of trucks. The impact of these items was partially offset by increased depreciation and amortization expense associated with the step-up of revenue earning equipment, software development costs and intangible assets to their estimated fair value in connection with the acquisition. Primarily as a result of this step-up, there were no vehicle gains or losses on vehicle disposals in the first quarter of 1997 compared with a $3.3 million gain on vehicle disposals in the same period of 1996.

     Interest expense. Interest expense was $10.2 million for the first quarter of 1997 compared with $11.2 million in the same period of 1996, a decrease of $1.0 million, or 8.9%. The decrease reflects the reduction in fleet size and the associated reduction in borrowing requirements.

     Income taxes. The Company's income tax rate was 38.5% for the first quarter of 1997 and 38.6% for the comparable period of 1996. The difference is primarily the result of the benefits of the federal surtax exemption available to the Company.

Seasonality

     Truck rentals display some seasonality, with generally higher levels of demand occurring during the summer months. The Company's third quarter is typically its strongest quarter. On average, approximately 50% of the Company's annual revenues are earned during the five-month period beginning in May and ending in September. The Company's strongest month is typically August, which on average accounts for 11% to 12% of annual revenues. Because a significant portion of the Company's customers are self-movers, a larger portion of its sales are concentrated on weekends. In addition, rentals are generally stronger during the last weekend of the month, when residential rent and lease contracts typically expire.

     The Company's cash flows display more seasonality than its earnings primarily due to the timing of truck purchases and dispositions. The Company typically receives deliveries of trucks between March and June of each year, resulting in additional borrowing needs during that period. Dispositions are spread more evenly throughout the year, with greater dispositions occurring during the first and fourth quarters.

Liquidity and Capital Resources

     The Company's liquidity needs arise primarily from debt service on indebtedness incurred in connection with the acquisition, working capital needs and the funding of capital expenditures.

     The Company intends to refinance all of its existing $281.0 million senior term facility, and a portion of its $150.0 million revolving credit facility, with the proceeds of the securitization of the truck rental fleet. It is currently anticipated that the securitization of the truck rental fleet will be effected through a commercial paper financing, including credit enhancement facilities, but the refinancing intended to be effected by the securitization could take other forms. There can be no assurance that the Company will be able to effect the securitization on terms acceptable to the Company. The Company anticipates that following the securitization it will retain a smaller revolving credit facility to meet short term working capital needs.

     The Company's capital expenditures, primarily for the purchase of revenue earning equipment, were $34.7 million for the three months ended March 31, 1997, compared with $51.9 million for the same period in 1996. Outstanding payables at the end of any period with respect to the purchase of these vehicles will vary depending on when the vehicles are received during the period. The Company estimates that its total capital expenditures for 1997 will range between $100.0 million and $115.0 million. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Bank Facilities.

     The Company's principal sources of cash to fund its liquidity needs are net cash from operating activities, proceeds from sales of revenue earning equipment and borrowings under a $150.0 million senior revolving credit facility.

     The components of net cash from operating activities are detailed in the financial statements included elsewhere in this Form 10-Q and include net loss adjusted for (i) depreciation (net of gains) and amortization expense, (ii) deferred income taxes and (iii) changes in operating assets and liabilities. Net cash flows from operating activities for the three month period ended March 31, 1997 amounted to $4.1 million. Such amount is comprised of $14.2 million of income before depreciation, amortization and other non-cash charges less $10.1 million of working capital changes, principally the outstanding net payable to or receivable from RTR.

     The Company disposes of vehicles through several outlets, including trade-ins through manufacturers, sales through RTR's truck sales operations and sales through the Company's independent dealers. Proceeds from such dispositions were $15.8 million for the first quarter of 1997 compared with $16.6 million for the same period in 1996, a decrease of $0.8 million, or 4.8%. The change in the amount of proceeds from dispositions is primarily related to the number and type of vehicles sold during the respective periods. The Company also disposes of other property and equipment in the ordinary course of business. Proceeds from such dispositions are not material.

     As of March 31, 1997, no loans were outstanding under the senior revolving credit facility, and letters of credit in the amount of $12.5 million had been issued thereunder. Amounts available under the senior revolving credit facility are subject to borrowing base availability, and may be used for working capital and general corporate purposes (including $50.0 million for letters of credit), subject to certain limitations under the Senior Bank Facilities. At March 31, 1997, the Company's availability under the senior revolving credit facility was approximately $75.5 million. The Company believes that cash generated from operations and asset dispositions, together with the amounts available under the senior revolving credit facility, will be adequate to meet its debt service requirements, capital expenditure requirements and working capital needs for the foreseeable future, although no assurance can be given in this regard.

                            PART II-OTHER INFORMATION


ITEM 2-CHANGES IN SECURITIES

     On April 4, 1997, the Company sold to certain management employees 1,440 shares of its Class C Common Stock, par value $.01 per share ("Class C Common Stock"), for $1,000 per share, in reliance upon an exemption pursuant to Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). The aggregate offering price for such stock was $1,440,000. In addition, management employees received options to purchase, for the same price, additional shares of Class C Common Stock. The aggregate number of shares subject to options is 3,916.

     The agreement pursuant to which such shares were issued contains provisions requiring the Company to repurchase such shares (and any other shares of Class C Common Stock acquired by such employees) upon an employee's death or retirement or termination of employment with the Company (generally, for fair market value in the case of death and fair market or book value in the case of retirement or termination of employment, depending upon the circumstances of such event). The purchasers of such shares have certain other rights, including rights to participate in certain issuances of shares of capital stock to affiliates of the Company, the right to sell shares in certain sales by Questor Partners Fund, L.P. and Questor Side-by-Side Partners, L.P. (collectively, "Questor") of its own shares of Common Stock and the right to participate in certain other specified transactions. The agreement provides further that it would be a condition to an initial public offering of the Company's Common Stock that the Company's Restated and Amended Certificate of Incorporation be amended to provide for the conversion of Class C Common Stock into Common Stock of the kind held by Questor. The agreement would generally terminate (except with respect to options granted thereunder) upon such an initial public offering.

     The options referred to above are exercisable for ten years (subject to certain provisions for earlier termination) and are exercisable to the extent of 20% of the shares covered thereby during each year in the period 1998 through 2002. The options are generally non-transferable, and the right to exercise any unexercised portion thereof expires upon, or within 30 days after, termination of employment.

ITEM 6-EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits: See Index immediately following the signature page.

          b. Current Reports on Form 8-K: The Company did not file any reports on Form 8-K during the first quarter of 1997.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 RYDER TRS, INC.



                                       By: /s/ Gerald R. Riordan
                                           --------------------------------
                                               Gerald R. Riordan
                                               President


                                       By: /s/ Larry D. Thogmartin
                                           ---------------------------------
                                               Larry D. Thogmartin
                                               Vice President & Controller

                             EXHIBIT INDEX



Exhibit
  No.
  ---

3.1*      Restated Certificate of Incorporation of the Company.

3.2*      Restated and Amended By-Laws of the Company.

4.1*      Indenture, dated as of November 25, 1996, between the
            Company and The Bank of New York, as trustee, relating to $175,000,000 principal amount of 10% Senior Subordinated Notes due 2006, including forms of Senior Subordinated Notes.

4.2*      Credit Agreement, dated as of October 17, 1996, among the
            Company, The Chase Manhattan Bank and other lending institutions.

4.3*      Security Agreement, dated October 17, 1996, among the
            Company, the Guarantor Subsidiaries, and Citicorp, U.S.A., Inc.

4.4*      Guarantee Agreement, dated as of October 17, 1996, among the
            Guarantor Subsidiaries and Citicorp., U.S.A., Inc.

4.5*      Pledge Agreement, dated as of October 17, 1996, among the
            Company, certain of its Subsidiaries and Citicorp., U.S.A., Inc.

4.6*      Indemnity, Subrogation and Contribution Agreement, dated as of October 17, 1996, among the Company, the Guarantor
           Subsidiaries and Citicorp, U.S.A., Inc.

4.7*      Exchange and Registration Rights Agreement, dated November
            25, 1996, between the Company and Chase Securities Inc.

10.1*     Purchase Agreement, dated November 20, 1996, between the
            Company and Chase Securities Inc., relating to the Senior Subordinated Notes.

10.2*     Asset and Stock Purchase Agreement dated as of September 19,
            1996 between RTR and the Company.

10.3*+    Dealer Agreement dated October 17, 1996 between RTR and the Company.

10.4*+    Vehicle Maintenance Agreement dated as of October 17, 1996 between RTR and the Company.

10.5*+    Used Truck Sales Agreement dated as of October 17, 1996
            between RTR and the Company.

10.6*+    Administrative Services Agreement dated as of October 17,
            1996 between RTR and the Company.

10.7*+    MIS Support Agreement dated as of October 17, 1996 between
            RTR and the Company.

10.8*+    Sublease Agreement dated as of October 17, 1996 between
            Ryder System, Inc. and the Company.

10.9*+    Office License Agreements dated as of October 17, 1996
            between RTR and the Company.

10.10*    Trademark License Agreement dated October 17, 1996 between
            Ryder System, Inc. and the Company.

10.11*    Patent License Agreement dated as of October 17, 1996
            between RTR and the Company.

10.12*    Copyright License Agreement dated as of October 17, 1996
            between RTR and the Company.

10.13*    Software License Agreement dated as of October 17, 1996
            between RTR and the Company.

10.14*    Management and Consulting Agreement dated as of October 17,
            1996 between the Company and Questor Management Company.

10.15*    Letter Agreement dated October 15, 1996 between the Company and Jay Alix & Associates, Inc.

10.16*    Master Motor Vehicle Lease Agreement, dated as of October
            17, 1996, between RCTR, Inc. and RTR.

10.17*    Vehicle Title Nominee Agreement, dated as of October 17,
            1996 between RCTR, Inc. and RTR.

10.18*    Lease dated March 12, 1997 between Hamilton Oil Building
            Partnership and the Company.

21*       Subsidiaries of the Company.

27        Financial Data Schedule.

------------------------------------

* Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-20397 (the "Company's Registration Statement").

+ Confidential treatment has been granted by the Securities and Exchange Commission (the "SEC") for portions of these agreements, which portions were omitted from the Company's Registration
     Statement and filed separately with the SEC.