Form 10-Q
period 1997-06-30
RYDER TRS INC
filed 1997-08-14
CIK 1030400

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     10-Q
                               QUARTERLY REPORT

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                       COMMISSION FILE NUMBER: 333-20397

                                RYDER TRS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              38-331-3542
                                         (I.R.S. EMPLOYERIDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)

               1560 BROADWAY, SUITE 1800 DENVER, COLORADO 80202
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (303) 376-0040
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                   8669 NW 36TH STREET MIAMI, FLORIDA 33166
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of August 11, 1997, the number of outstanding shares of (i) Class A Common Stock, par value $.01 per share, of the registrant was 109,090, (ii) Class B Common Stock, par value $.01 per share, of the registrant was 13,910 and (iii) Class C Common Stock, par value $.01 per share, of the registrant was 1,640.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        RYDER TRS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
PART 1--FINANCIAL INFORMATION
  ITEM 1--FINANCIAL STATEMENTS............................................   1
  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS..................................................   7
PART II--OTHER INFORMATION
  ITEM 2--CHANGES IN SECURITIES...........................................  11
  ITEM 5--OTHER INFORMATION...............................................  11
  ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K................................  12
IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS..................  12
SIGNATURES--RYDER TRS, INC................................................  13

                          PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                        RYDER TRS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                      THREE MONTHS            SIX MONTHS
                                     ENDED JUNE 30,         ENDED JUNE 30,
                                 ---------------------- -----------------------
                                   1997       1996        1997        1996
                                 -------- ------------- --------  -------------
                                          (PREDECESSOR)           (PREDECESSOR)
Truck rental and related
 revenue.......................  $144,483   $146,441    $248,558    $252,557
Operating expense..............    54,847     47,464      97,849      89,191
Selling, general and
 administrative expense........    54,793     54,663      98,009     100,083
Depreciation (net of gains) and
 amortization expense..........    23,444     24,440      46,597      50,227
Restructuring and other
 charges.......................         0      1,120           0       1,752
                                 --------   --------    --------    --------
  Operating income.............    11,399     18,754       6,103      11,304
Interest expense...............    10,257      6,716      20,456      13,486
                                 --------   --------    --------    --------
  Income (loss) before income
   taxes.......................     1,142     12,038     (14,353)     (2,182)
Income tax expense (benefit)...       440      4,902      (5,526)       (668)
                                 --------   --------    --------    --------
  Net income (loss)............  $    702   $  7,136    $ (8,827)   $ (1,514)
                                 ========   ========    ========    ========
Net income (loss) per common
 share.........................  $   5.64               $ (71.34)
                                 ========               ========
Weighted average number of
 common shares.................   124,458                123,733
                                 ========               ========


   The accompanying notes are an integral part of these financial statements.

                        RYDER TRS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                       JUNE 30,   DECEMBER 31,
                                                         1997         1996
                                                      ----------- ------------
                                                      (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................  $  3,457     $ 17,507
  Receivables:
    Trade, net.......................................    12,580        9,151
    Truck sales......................................     2,069        6,926
    Ryder Truck Rental, Inc., net....................     6,160        6,190
  Tires in service...................................    26,092       23,228
  Prepaid expenses and other current assets..........    11,668        8,455
                                                       --------     --------
      Total current assets...........................    62,026       71,457
Revenue earning equipment, net.......................   486,074      454,163
Operating property and equipment, net................    11,851       12,977
Software development costs, net......................    13,248       13,929
Intangible assets, net...............................    49,853       51,862
Deferred financing costs, net........................    15,327       15,381
Deferred income taxes................................     7,911        2,077
                                                       --------     --------
      Total assets...................................  $646,290     $621,846
                                                       ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................  $ 14,560     $  9,598
  Payable to truck manufacturers.....................    11,022            0
  Payable to Ryder Truck Rental, Inc., net...........         0        5,966
  Accrued expenses...................................    33,760       25,715
                                                       --------     --------
      Total current liabilities......................    59,342       41,279
Senior bank facilities...............................   289,000      281,000
Senior subordinated notes............................   175,000      175,000
Other non-current liabilities........................    10,024        4,456
                                                       --------     --------
      Total liabilities..............................   533,366      501,735
Redeemable Class C common stock: 1,440 shares issued
 and outstanding.....................................     1,440            0
                                                       --------     --------
Shareholders' equity:
  Common stock: $.01 par value, 275,000 shares autho-
   rized, 109,090 Class A shares, 13,910 Class B
   shares and 200 Class C shares (in 1997) issued
   and outstanding...................................         1            1
Additional paid-in capital...........................   123,199      122,999
Accumulated deficit..................................   (11,716)      (2,889)
                                                       --------     --------
      Total shareholders' equity.....................   111,484      120,111
                                                       --------     --------
      Total liabilities and shareholders' equity.....  $646,290     $621,846
                                                       ========     ========

   The accompanying notes are an integral part of these financial statements.

                       RYDER TRS, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS
                                                            ENDED JUNE 30,
                                                        -----------------------
                                                          1997        1996
                                                        --------  -------------
                                                                  (PREDECESSOR)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................. $ (8,827)   $ (1,514)
  Adjustment to reconcile net loss to net cash provided
   by operating activities:
    Depreciation (net of gains) and amortization ex-
     pense.............................................   46,597      50,227
    Amortization of deferred financing costs...........    1,199           0
    Deferred income taxes..............................   (5,834)      3,758
    Change in operating assets and liabilities:
      Trade receivables................................   (3,429)      6,957
      Prepaid expenses and other current assets........   (3,213)     (2,432)
      Accounts payable.................................    4,962       5,563
      Accrued expenses and other liabilities...........   13,613       2,438
      Receivable from Ryder Truck Rental, Inc..........  (12,126)          0
                                                        --------    --------
        Net cash provided by operating activities......   32,942      64,997
                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of revenue earning and operating
   equipment...........................................   28,877      34,479
  Capital expenditures.................................  (89,683)    (68,232)
  Refund of purchase price.............................    5,429           0
                                                        --------    --------
        Net cash used in investing activities..........  (55,377)    (33,753)
                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in investments by and advances from Ry-
   der.................................................        0     (26,316)
  Borrowings under revolving line of credit............   19,000           0
  Payments under revolving line of credit..............  (11,000)          0
  Issuance of Class C common stock.....................    1,640           0
  Deferred financing costs.............................   (1,255)          0
                                                        --------    --------
        Net cash provided by (used in) financing activ-
         ities.........................................    8,385     (26,316)
                                                        --------    --------
Increase (decrease) in cash and cash equivalents.......  (14,050)      4,928
Cash and cash equivalents at beginning of period.......   17,507       2,610
                                                        --------    --------
Cash and cash equivalents at end of period............. $  3,457    $  7,538
                                                        ========    ========
Supplemental Disclosures:
  Non-cash investing activities:
    Accounts payable related to truck manufacturers.... $ 11,022    $      0
  Interest paid........................................ $ 23,480    $      0
  Income tax paid...................................... $    604    $      0

   The accompanying notes are an integral part of these financial statements.

                       RYDER TRS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACQUISITION OF THE RYDER CONSUMER TRUCK RENTAL BUSINESS

  On October 17, 1996, pursuant to an Asset and Stock Purchase Agreement, Ryder TRS, Inc. ("TRS" or the "Company") acquired from Ryder Truck Rental, Inc. ("RTR"), a subsidiary of Ryder System, Inc. (collectively, the "Seller"), substantially all the assets and assumed certain of the liabilities of the Seller's Consumer Truck Rental division (the "Business"). The aggregate cash purchase price for the net assets acquired was approximately $573.3 million. In addition, the Company paid approximately $9.4 million of fees and expenses that were capitalized as part of the acquisition cost. The acquisition of the Business has been accounted for as a purchase and, accordingly, its results of operations are included in the consolidated financial statements since the date of acquisition.

  In connection with the acquisition, the Company entered into various agreements with RTR regarding dealer relationships, vehicle maintenance, facility leases, sales of used trucks, administrative services and management information systems support.

  The following unaudited pro forma consolidated results of operations for the three months and six months ended June 30, 1996 have been prepared as if the acquisition of the Business, the financing thereof and the payment of related transaction fees and expenses, and a related notes offering (the "Notes Offering") and the application of proceeds therefrom had occurred on January 1, 1996. The pro forma net income (loss) excludes the write-off of deferred financing costs ($3.1 million, net of related income tax benefit) associated with the repayment of certain acquisition indebtedness as part of the Notes Offering. It also excludes any impact from refinancing the senior bank facilities (as discussed in Note 6 below). The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented (in thousands):

                                                     THREE MONTHS   SIX MONTHS
                                                         ENDED         ENDED
                                                     JUNE 30, 1996 JUNE 30, 1996
                                                     ------------- -------------
   Truck rental and related revenue.................   $146,441      $252,557
   Operating income.................................     16,512         6,443
   Net income (loss)................................      3,067        (9,995)

NOTE 2. BASIS OF FINANCIAL STATEMENT PRESENTATION

  The consolidated financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 are unaudited and include the accounts of TRS and its consolidated subsidiaries. All inter-company balances and transactions have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The December 31, 1996, balance sheet included herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim results of operations for the six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the full fiscal year.

  The statements of operations and cash flows for the six months ended June 30, 1996 represent the results of the Business prior to its purchase by TRS and its consolidated subsidiaries. The financial information included herein is not necessarily indicative of the financial position and results of operations or cash flows that would have occurred had the predecessor been an independent stand-alone entity during the periods presented. As a result of the acquisition, the predecessor's assets acquired and liabilities assumed were adjusted to their estimated fair values as of the acquisition date (October 17, 1996). The Company also changed the estimated lives and residual values used to calculate the provision for depreciation on certain types of trucks. Accordingly, the results of operations for periods subsequent to the date of the acquisition are not comparable to prior periods.

   For a complete description of the Company's other accounting policies, refer to the consolidated financial statements and footnotes included in the Company's Form S-4 Registration Statement as filed with the Securities and Exchange Commission and declared effective April 8, 1997.

NOTE 3. SENIOR SUBORDINATED NOTES

  Pursuant to a Prospectus dated April 8, 1997 (the "Prospectus"), the Company offered to exchange (the "Exchange Offer") up to $175.0 million aggregate principal amount of 10% senior subordinated notes due 2006 (the "Exchange Notes") for up to $175.0 million aggregate principal amount of its 10% senior subordinated notes issued in the Notes Offering (the "Senior Subordinated Notes"). As a result of The Exchange Offer, $175.0 million in aggregate principal amount of the Senior Subordinated Notes was validly tendered and accepted by the Company. The terms of the Exchange Notes were substantially identical in all respects (including principal amount, interest rate, maturity and ranking) to the terms of the Senior Subordinated Notes for which they were exchanged pursuant to the Exchange Offer, except that the Exchange Notes were registered under the Securities Act of 1933, as amended, and therefore will not be subject to certain restrictions on transfer except as provided in the Prospectus.

NOTE 4. REDEEMABLE CLASS C COMMON STOCK

  During the second quarter, the Company sold to certain management employees, a Director and a consultant 1,640 shares of its Class C Common Stock ("Class C Common Stock") for $1,000 per share. In addition, the management employees and the Director received options to purchase, for the same price, a total of 4,016 additional shares.

  The agreement under which these shares were issued contains provisions requiring the Company to repurchase the shares (and any other shares of the Class C Common Stock acquired by the employees) at fair market value in the case of an employee's death and, depending on the circumstances, either fair market or book value in the case of an employee's retirement or termination of employment. The holders of the shares have certain other rights, including rights to participate in certain issuances of shares of capital stock to affiliates of the Company, the right to sell shares if Questor Partners Fund, L.P. and Questor Side-by-Side Partners, L.P. (collectively, "Questor") sell any of their own shares of common stock and the right to participate in other specified transactions. The agreement further provides that it would be a condition of an initial public offering of the Company's common stock that the Company's Restated and Amended Certificate of Incorporation be amended to provide for the conversion of Class C Common Stock into common stock of the kind held by Questor. The agreement would terminate (except with respect to options granted thereunder) in the event of an initial public offering.

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

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees". Accordingly, compensation expense for qualified and non-qualified stock options granted under the Company's stock option plans is generally measured as the difference between the estimated fair market value of the Company's stock at the date of grant and the amount an employee must pay to acquire the stock. For options granted to other than employees in exchange for goods or services, compensation cost is measured in accordance with SFAS 123. The options granted during the second quarter were at estimated fair market value.

NOTE 5. PER SHARE DATA

  Net income (loss) per common share for 1997 is computed based on the weighted average number of common shares outstanding during the period.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). The statement replaces the current presentation of primary EPS and will require a dual presentation of basic and diluted EPS on the face of the statement of operations. SFAS 128 requires restatement of all prior period EPS data presented and is effective in the fourth quarter of 1997 for the Company. The Company does not expect adoption of SFAS 128 to have a significant impact on the Company's financial statements.

NOTE 6. SUBSEQUENT EVENT-REFINANCING OF SENIOR BANK FACILITIES

  On August 7, 1997, the Company, through FCTR, Inc. ("Finco"), a newly-formed wholly-owned special purpose subsidiary, entered into a commercial paper program that permits, subject to borrowing base availability, the issuance of up to $450.0 million in commercial paper notes. Finco's obligations under the commercial paper notes and its obligations under a related revolving liquidity backstop facility (the "Liquidity Facility") are collateralized by, among other things, all of the rental trucks used in the Company's business. The Liquidity Facility provides committed liquidity support for a period of 364 days renewable for another 364 days from the current termination date at the option of the participating liquidity lenders. Any advances under the Liquidity Facility that are outstanding on the termination date of a liquidity lender's commitment will not mature for eighteen months after such termination date. Accordingly, any amounts outstanding under the program or advances outstanding under the Liquidity Facility will be classified as long-term debt in the Company's financial statements.

  On August 8, 1997, commercial paper notes having a face value of $335.0 million were issued and the proceeds were used primarily to repay the amounts outstanding under the senior bank facilities of TRS. In addition, TRS entered into a five-year, $40.0 million collateralized revolving credit facility and a $50.0 million facility for the issuance of cash collateralized letters of credit.

  All of the aforementioned agreements contain certain covenants and restrictions, including, among other things, restrictions on the payment of dividends and the incurrence of additional indebtedness.

  During the three months ended September 30, 1997, the Company will recognize an extraordinary loss from the early extinguishment of debt of approximately $4.6 million, net of related income tax benefit, associated with the refinancing of the senior bank facilities.

                         PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the financial condition and results of operations covers periods before completion of the acquisition of the Consumer Truck Rental division of Ryder Truck Rental, Inc. ("RTR"), the financing thereof and the payment of related transaction fees and expenses (the "Transactions"). As a result of the acquisition, the assets acquired and liabilities assumed were adjusted to their estimated fair values as of October 17, 1996. The Company also changed the estimated lives and residual values used to calculate the provision for depreciation on certain types of trucks. In addition, the Company entered into new financing arrangements and, as a newly formed company, has its own capital structure. Accordingly, the results of operations for periods subsequent to October 17, 1996 will not be comparable to prior periods. On November 25, 1996, the Company issued $175.0 million of 10% senior subordinated notes (the "Notes Offering"), the net proceeds of which were used to refinance certain acquisition indebtedness. (See Liquidity and Capital Resources for the discussion of a commercial paper refinancing completed in August 1997.)

  Unless otherwise indicated, 1996 amounts discussed below represent the pro forma results as if the Transactions, the Notes Offering and the application of proceeds therefrom had occurred on January 1, 1996. Any impact from refinancing the senior bank facilities with the commercial paper notes has been excluded from such pro forma information.

RESULTS OF OPERATIONS

  The following table sets forth a comparison of the results of operations for the three and six months ended June 30, 1997 to the pro forma results of operations for the comparable periods of 1996 (in thousands):

                                           THREE MONTHS    SIX MONTHS ENDED
                                          ENDED JUNE 30,        JUNE 30,
                                         ----------------- ------------------
                                           1997     1996     1997      1996
                                         -------- -------- --------  --------
                                                    (PRO               (PRO
                                                   FORMA)             FORMA)
Truck rental and related revenue........ $144,483 $146,441 $248,558  $252,557
Operating expense.......................   54,847   47,464   97,849    89,191
Selling, general and administrative ex-
 pense..................................   54,793   54,875   98,009   100,508
Depreciation (net of gains) and amorti-
 zation expense.........................   23,444   26,470   46,597    54,663
Restructuring and other charges                 0    1,120        0     1,752
                                         -------- -------- --------  --------
 Operating income.......................   11,399   16,512    6,103     6,443
Interest expense........................   10,257   11,208   20,456    22,415
                                         -------- -------- --------  --------
 Income (loss) before income taxes......    1,142    5,304  (14,353)  (15,972)
Income tax expense (benefit)............      440    2,237   (5,526)   (5,977)
                                         -------- -------- --------  --------
 Net income (loss)...................... $    702 $  3,067 $ (8,827) $ (9,995)
                                         ======== ======== ========  ========

Major components of the change in pro forma results from actual include: (i) an increase in depreciation and amortization expense as a result of the step-up of revenue earning equipment, capitalized software development costs and intangible assets to estimated fair value as part of the Transactions, (ii) an increase in interest expense resulting from the financing incurred in connection with the Transactions, the Notes Offering and the application of the proceeds therefrom and (iii) income tax benefits resulting from the tax effect of the aforementioned adjustments at an assumed tax rate of 38.5%. Excluded from pro forma net loss is the write-off of deferred financing costs ($3.1 million, net of related income tax benefit) associated with the repayment of certain acquisition indebtedness.

  The pro forma results of operations for the three and six month periods ended June 30, 1996 do not purport to be indicative of the results that would actually have been obtained if the Transactions, the Notes Offering and the application of the proceeds therefrom had occurred on January 1, 1996.

 Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996 (Pro
Forma)

  Revenues of $144.5 million were 1.3% ($1.9 million) below 1996 levels with lower one-way and local truck rentals being partially offset by improved accessory rentals and product sales. This decrease, in part, resulted from management's decision to reduce the size of the average operating fleet while focusing efforts on improving fleet utilization. During the quarter, the average operating fleet decreased by approximately 2,000 trucks or 8.6% while utilization increased from 44.9% in 1996 to 47.2% in 1997 resulting in an increase in the revenue per truck (including accessory rentals and product sales) of 2.2%. One-way truck rentals decreased by 4% to $60.2 million due to a decrease in the average revenue per transaction being favorably offset by an increased number of transactions. Local truck rentals decreased by 2.2% to $53.3 million due to a reduced number of transactions partially offset by an increase in the average revenue per transaction. Accessory rentals and product sales of $25.2 million were 1.0% higher largely due to increased sales of liability-limiting products.

  Operating expense increased $7.4 million (15.6%) to $54.8 million (38.0% of revenue compared to 32.4% in the prior year). The increase primarily resulted from higher vehicle operating costs (including maintenance, insurance and transfer costs) as well as an increase in accessory products and van line carrier costs. In addition, vehicle bodily injury, property damage and miscellaneous insurance cost, as a percentage of revenues, increased as a result of the Company's use of more conservative estimates until a more comprehensive history of experience rates as a stand alone entity is available.

  Selling, general and administrative expense of $54.8 million remained at the same level as in 1996. The effect of deferring certain marketing programs was offset by certain transition costs related to the acquisition of the Business.

  Depreciation (net of gains) and amortization expense decreased by $3.0 million (11.4%) to $23.4 million as a result of (i) an 8.6% decrease in the average size of the fleet and (ii) changes made at the date of acquisition in the estimated useful lives and residual values used to calculate the provision for depreciation on certain types of trucks. The impact of these items was partially offset by increased depreciation and amortization expense associated with the step-up of revenue earning equipment, software development costs and intangible assets to their estimated fair value in connection with the acquisition. Primarily as a result of this step-up, net gains on vehicle disposals were $0.2 million in 1997 compared with a $3.2 million gain in 1996.

  Interest expense of $10.3 million was $1.0 million (8.5%) lower reflecting the reduction in fleet size and the associated reduction in borrowing requirements.

  The Company's effective income tax rate was 38.5% compared to 42.2% in 1996 primarily due to the effect of the levels of non-deductible expenses in relation to the pre-tax results of operations.

 Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996 (Pro Forma)

  Revenues of $248.6 million were 1.6% ($4.0 million) below 1996 levels with lower one-way and local truck rentals being partially offset by improved accessory rentals and product sales. This decrease, in part, resulted from management's decision to reduce the size of the average operating fleet while focusing efforts on improving fleet utilization. During the period, the average operating fleet decreased by approximately 2,000 trucks or 8.6% while utilization increased from 41.0% in 1996 to 43.6% in 1997 resulting in an increase in the revenue per truck (including accessory rentals and product sales) of 4.4%. One-way truck rentals decreased by 4.5% to $98.8 million due to a decrease in the average revenue per transaction being favorably offset by an increased number of transactions. Local truck rentals decreased by 2.4% to $97.1 million due to a reduced number of transactions partially offset by an increase in the average revenue per transaction. Accessory rentals and product sales of $43.2 million were 4.1% higher largely due to increased sales of liability-limiting products.

  Operating expense increased $8.7 million (9.7%) to $97.8 million (39.4% of revenue compared to 35.3% in the prior year). The increase primarily resulted from higher vehicle operating costs (including maintenance, insurance and transfer costs) as well as an increase in accessory products and van line carrier costs. Additionally, vehicle bodily injury, property damage and miscellaneous insurance cost, as a percentage of revenues, increased as a result of the Company's use of more conservative estimates until a more comprehensive history of experience rates as a stand alone entity is available.

  Selling, general and administrative expense of $98.0 million was $2.5 million (2.5%) lower than 1996 due to the effect of deferring certain marketing programs partially offset by certain transition costs related to the acquisition of the Business.

  Depreciation (net of gains) and amortization expense decreased by $8.1 million (14.8%) to $46.6 million as a result of (i) an 8.6% decrease in the average fleet and (ii) changes made at the date of acquisition in the estimated useful lives and residual values used to calculate the provision for depreciation on certain types of trucks. The impact of these items was partially offset by increased depreciation and amortization expense associated with the step-up of revenue earning equipment, software development costs and intangible assets to their estimated fair value in connection with the acquisition. Primarily as a result of this step-up, net gains on vehicle disposals were $0.2 million in 1997 compared with an $8.6 million gain in 1996.

  Interest expense of $20.5 million was $2.0 million (8.7%) lower reflecting the reduction in fleet size and the associated reduction in borrowing requirements.

  The Company's effective income tax rate was 38.5% compared to 37.4% in 1996 primarily due to the effect of the levels of non-deductible expenses in relation to the pre-tax results of operations.

SEASONALITY

  Truck rentals display some seasonality, with generally higher levels of demand occurring during the summer months and the third quarter typically being the Company's strongest quarter. On average, approximately 50% of the Company's annual revenues are earned from May through September, with August being the strongest month. Because a significant portion of the Company's customers are self-movers, a larger portion of its sales are concentrated on weekends, particularly the last weekend of the month.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity needs subsequent to the acquisition of the Business arise primarily from debt service, working capital needs and the funding of capital expenditures. The Company's principal sources of cash to fund these liquidity needs have been net cash from operating activities, proceeds from sales of revenue earning equipment and, prior to the refinancings discussed below, borrowings under a $150.0 million senior revolving credit facility.

  The components of net cash from operating activities are detailed in the financial statements included elsewhere in this Form 10-Q and include net loss adjusted for (i) depreciation (net of gains) and amortization expense, (ii) deferred income taxes and (iii) changes in operating assets and liabilities. Net cash flows from operating activities for the six month period ended June 30, 1997 amounted to $32.9 million. This amount is comprised of $33.2 million of income before depreciation, amortization and other non-cash charges less $0.3 million of working capital changes, principally the outstanding net payable to or receivable from RTR.

  The Company's capital expenditures, primarily for the purchase of revenue earning equipment, were $89.7 million for the six months ended June 30, 1997, compared with $68.2 million (actual) for the same period in 1996. The Company disposes of vehicles through several outlets, including trade-ins through manufacturers, sales through RTR's truck sales operations and sales through the Company's independent dealers. Proceeds from such dispositions were $28.9 million for the first six months of 1997 compared with $34.5 million (actual) for the same period in 1996, a decrease of $5.6 million. The change in the proceeds between the two periods is a factor of the number and types of vehicles sold. The Company also disposes of other property and equipment in the ordinary course of business. Proceeds from such dispositions are not material. Outstanding payables at the end of any period with respect to the purchase of these vehicles will vary depending on when the vehicles are received during the period. The Company estimates that its total capital expenditures for 1997 will range between $110.0 million and $120.0 million, excluding the proceeds from vehicle and other asset dispositions.

  On August 7, 1997, TRS, through FCTR, Inc. ("Finco"), a newly-formed wholly-owned special purpose subsidiary, entered into a commercial paper program that permits, subject to borrowing base availability, the issuance of up to $450.0 million in commercial paper notes. Finco has received A-1 and Prime-1 ratings for its commercial paper program that, based on current market conditions, will reduce its borrowing cost by approximately 190 basis points. Finco's obligations under the commercial paper notes and its obligations under a related revolving liquidity backstop facility (the "Liquidity Facility") are collateralized by, among other things, all of the rental trucks used in the Company's business. The Liquidity Facility provides committed liquidity support for a period of 364 days renewable for another 364 days from the current termination date at the option of the participating liquidity lenders. Any advances under the Liquidity Facility that are outstanding on the termination date of a liquidity lender's commitment will not mature for eighteen months after such termination date. Accordingly, any amounts outstanding under the Notes or advances outstanding under the Liquidity Facility will be classified as long-term debt in the Company's financial statements.

  On August 8, 1997, commercial paper notes having a face value of $335.0 million were issued and the proceeds were used primarily to repay the amounts outstanding under the senior bank facilities of TRS. In addition, TRS entered into a five-year, $40.0 million collateralized revolving credit facility and a $50.0 million facility for the issuance of cash collateralized letters of credit.

  All of the aforementioned agreements contain certain covenants and restrictions, including, among other things, restrictions on the payment of dividends and the incurrence of additional indebtedness.

  Amounts available under the commercial paper program are subject to a borrowing base availability and may be generally used for the purchase of trucks. The remaining availability on August 8, 1997 was approximately $70 million. Amounts available under the $40.0 million revolving credit facility are also subject to a borrowing base availability and may be generally used for working capital purposes. The remaining availability under this facility on August 8, 1997 was $31.0 million.

  During the three months ended September 30, 1997, the Company will recognize an extraordinary loss from the early extinguishment of debt of approximately $4.6 million, net of related income tax benefit, associated with the refinancing of the senior bank facilities.

  The Company believes that cash generated from operations and asset dispositions, together with the amounts available under the aforementioned facilities, will be adequate to meet its debt service, capital expenditure and working capital requirements for the foreseeable future, although no assurance can be given in this regard.

                           PART II OTHER INFORMATION

ITEM 2 CHANGES IN SECURITIES

  In April, 1997, the Company sold to certain management employees 1,440 shares of its Class C Common Stock, par value $.01 per share ("Class C Common Stock"), for $1,000 per share, in reliance upon an exemption pursuant to Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). In June, 1997, the Company sold an additional 200 of such shares to a Director and a consultant of the Company. The aggregate offering price for the 1,640 shares was $1,640,000. In addition, the management employees and the Director received options to purchase, for the same price, additional shares of Class C Common Stock. The aggregate number of shares subject to options is 4,016.

  The agreement pursuant to which these shares were issued contains provisions requiring the Company to repurchase such shares (and any other shares of Class C Common Stock acquired by such employees) upon an employee's death or retirement or termination of employment with the Company (generally, for fair market value in the case of death and fair market or book value in the case of retirement or termination of employment, depending upon the circumstances of such event). The holders of such shares have certain other rights, including rights to participate in certain issuances of shares of capital stock to affiliates of the Company, the right to sell shares if Questor Partners Fund, L.P. and Questor Side-by-Side Partners, L.P. (collectively, "Questor") sell any of their own shares of Common Stock and the right to participate in certain other specified transactions. The agreement further provides that it would be a condition to an initial public offering of the Company's Common Stock that the Company's Restated and Amended Certificate of Incorporation be amended to provide for the conversion of Class C Common Stock into Common Stock of the kind held by Questor. The agreement would generally terminate (except with respect to options granted thereunder) upon such an initial public offering.

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

ITEM 5 OTHER INFORMATION

  The Company has offered to certain management employees of the Company the opportunity to purchase shares of Class C Common Stock for $1,000 per share (being the price paid by all existing shareholders for the Company's Class A and Class B Common Stock issued in connection with the acquisition of the Business by the Company). The total number of shares that could be acquired by all such management employees would be approximately 525 shares. In addition, management employees electing to purchase such shares would receive options to purchase, for the same price, additional shares of Class C Common Stock in a number equal to the number of shares purchased directly. There can be no assurance that any or all of the offered shares will be acquired by the management employees. The Company also granted to such management employees options to purchase Class C Common Stock without regard to whether such employees purchase shares as described above.

  On August 8, 1997, TRS refinanced the amount outstanding on that date under its senior bank facilities with a dividend received from its wholly-owned, special purpose subsidiary, RCTR, Inc. ("Leasco"). Leasco borrowed the funds from the Company's newly-formed and wholly owned special purpose subsidiary ("Finco") which issued, on a discounted basis, non-interest bearing commercial paper notes having a face value of $335.0 million (the "Commercial Paper Notes"). The Commercial Paper Notes were issued pursuant to a commercial paper program (the "Program") which permits the issuance of up to $450.0 million in Commercial Paper Notes subject to borrowing base availability. In addition, TRS has entered into an Amended and Restated Credit Agreement with a group of banks pursuant to which TRS has established a $40.0 million revolving credit facility. The Company has also entered into a $50.0 million facility with a bank for the issuance of cash collateralized letters of credit.

  At closing, the net proceeds from the Commercial Paper Notes were $333.0 million and such proceeds were used as follows:

   Repay principal balance of Senior Bank Facilities................... $296,000
   Pay accrued interest on Senior Bank Facilities......................    3,000
   Deposit cash collateral requirements under letters of credit........   22,000
   Deposit cash reserve requirements for Finco under the Program.......    7,000
   Cash for working capital............................................    2,000
   Fund fees and expenses payable at closing...........................    3,000
                                                                        --------
   Total uses.......................................................... $333,000
                                                                        ========

  Finco was formed to issue the Commercial Paper Notes and to make loans to Leasco, to enable Leasco to purchase and finance the vehicles that Leasco leases to TRS for use in TRS's rental truck business. Finco's obligations under the Notes and its obligations under a revolving liquidity backstop facility (the "Liquidity Facility") are secured by 1) its rights to receive payments under the loan agreement with Leasco, 2) any of Finco's cash and eligible investments, 3) an assignment of Leasco's rights under the lease agreement with the Company (including the rights to receive payments thereunder), and 4) the vehicles in Leasco's fleet. All of the rental trucks used by TRS in its business are owned by Leasco and their net book value as of June 30, 1997 was approximately $499 million. Leasco and Finco each has its own separate creditors which, upon the liquidation of either subsidiary, will be entitled to be satisfied out of the assets of Leasco or Finco, as the case may be, prior to any value in either of the subsidiaries becoming available to TRS.

  Finco will have the benefit of the Liquidity Facility with a group of banks, as liquidity lenders, to provide liquidity support primarily for maturing payments under the Commercial Paper Notes. The Liquidity Facility provides committed liquidity support for a period of 364 days renewable for another 364 days from the current termination date at the option of the participating liquidity lenders. Any advances under the Liquidity Facility that are outstanding on the termination date of a liquidity lender's commitment will not mature for eighteen months after such termination date. Accordingly, any amounts outstanding under the Commercial Paper Notes or advances outstanding under the Liquidity Facility will be classified as long-term debt in the Company's financial statements.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits: See Index immediately following the signature page.
     b. Current Reports on Form 8-K: The Company did not file any reports on Form 8-K during the first two quarters of 1997.

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

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF DENVER, STATE OF COLORADO, ON THE 14TH DAY OF AUGUST, 1997.

                                          Ryder TRS, Inc.

                                                   /s/ Gerald R. Riordan
                                          By: _________________________________
                                                    GERALD R. RIORDAN
                                                        PRESIDENT

                                                  /s/ Michael A. Zawalski
                                          By: _________________________________
                                                    MICHAEL A. ZAWALSKI
                                                  CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

 EXHIBIT
   NO.
 -------
  3.1*   Restated Certificate of Incorporation of the Company.
  3.2    Restated and Amended By-Laws of the Company.
  4.1*   Indenture, dated as of November 25, 1996, between the Company and The
         Bank of New York, as trustee, relating to $175,000,000 principal amount of 10% Senior Subordinated Notes due 2006, including forms of
         Senior Subordinated Notes.
  4.7*   Exchange and Registration Rights Agreement, dated November 25, 1996, between the Company and Chase Securities Inc.
 10.1    Amended and Restated Master Motor Vehicle Lease Agreement, dated as of
         August 7, 1997, between the Company and RCTR, Inc.
 10.2    Amended and Restated Credit Agreement, dated as of August 7, 1997, among the Company, Citicorp USA, Inc., as administrative agent and as collateral agent, The Chase Manhattan Bank, as documentation agent, and other lending institutions.
 10.3**  Loan Agreement, dated as of August 7, 1997, between RCTR, Inc., as borrower, and FCTR, Inc., as lender.
 10.4**  Liquidity Agreement, dated as of August 7, 1997, among FCTR, Inc., as borrower, Citibank N.A., as liquidity agent, and certain financial institutions, as liquidity lenders.
 10.5**  Collateral Agreement, dated as of August 7, 1997, among FCTR, Inc.,
         RCTR, Inc., Citibank, N.A., as liquidity agent and depositary,
         Citicorp USA, Inc., as agent, and Citicorp Securities, Inc. and Lehman
         Brothers Inc., as dealers.
 10.6**  Depositary Agreement, dated as of August 7, 1997, between FCTR, Inc.
         and Citibank, N.A., as depositary.
 10.7**  Dealer Agreement, dated as of August 7, 1997, between FCTR, Inc.,
         RCTR, Inc., Citicorp Securities, Inc. and Lehman Brothers Inc.
 21      Subsidiaries of the Company.
 27      Financial Data Schedule.

--------
* Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-20397 (the "Company's Registration Statement").

** To be filed by a Form 8K.