Form 10-Q
period 1997-09-30
RYDER TRS INC
filed 1997-11-14
CIK 1030400

================================================================================
                                      10-Q
                                QUARTERLY REPORT

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM________ TO________

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

                                 (303) 376-7003
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---

  As of November 14, 1997, the number of outstanding shares of (i) Class A Common Stock, par value $.01 per share, of the registrant was 109,090, (ii) Class B Common Stock, par value $.01 per share, of the registrant was 13,910 and
(iii) Class C Common Stock, par value $.01 per share, of the registrant was 1,540.

================================================================================

                        RYDER TRS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                              PAGE
                                                                                             -------
PART 1--FINANCIAL INFORMATION
   Item 1--Financial Statements:
           a) Consolidated Statements of Operations for the three
              months and nine months ended September 30, 1997 and 1996.......................   1
           b) Consolidated Balance Sheets as of September 30, 1997 and
              December 31, 1996..............................................................   2
           c) Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1997 and 1996..............................................   3
           d) Notes to Consolidated Financial Statements.....................................   4

   Item 2--Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................................   8

PART II--OTHER INFORMATION

   Item 2--Changes in Securities.............................................................  13

   Item 6--Exhibits and Reports on Form 8-K..................................................  13

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS.....................................  13

SIGNATURES--RYDER TRS, INC...................................................................  14


                          PART I FINANCIAL INFORMATION

                          ITEM 1 FINANCIAL STATEMENTS

                        RYDER TRS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                            THREE MONTHS           NINE MONTHS
                                                                        ENDED SEPTEMBER 30,     Ended September 30,
                                                                        --------------------   ----------------------
                                                                          1997        1996        1997        1996
                                                                        ---------  ----------  ----------  ----------
                                                                                  (PREDECESSOR)           (PREDECESSOR)
Truck rental and related revenue......................................   $171,015    $164,371   $419,573    $416,928
Operating expense.....................................................     60,971      52,688    158,820     141,879
Selling, general and administrative expense...........................     70,504      57,568    168,513     157,651
Depreciation (net of gains) and amortization expense..................     25,726      27,700     72,323      77,927
Restructuring and other charges.......................................          0        (361)         0       1,391
                                                                        ---------  ----------  ----------  ----------

  Operating income....................................................     13,814      26,776     19,917      38,080
Interest expense......................................................     10,141       5,756     30,597      19,242
                                                                        ---------  ----------  ----------  ----------

  Income (loss) before income taxes and extraordinary item............      3,673      21,020    (10,680)     18,838
Income tax expense (benefit)..........................................      1,414       8,415     (4,112)      7,747
                                                                        ---------  ----------  ----------  ----------

  Income (loss) before extraordinary item.............................      2,259      12,605     (6,568)     11,091
Extraordinary loss, net of tax........................................     (4,611)          0     (4,611)          0
                                                                        ---------  ----------  ----------  ----------

  Net income (loss)...................................................   $ (2,352)   $ 12,605   $(11,179)   $ 11,091
                                                                        =========  ==========  ==========  ==========

Net loss per common share.............................................   $ (18.87)              $ (90.13)
                                                                        =========              ==========
Weighted average number of common shares..............................    124,624                124,033
                                                                        =========              ==========

   The accompanying notes are an integral part of these financial statements.

                        RYDER TRS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                              1997           1996
                                                                          -------------  -------------
                                                                           (UNAUDITED)
                                       ASSETS
Current assets:
  Cash and cash equivalents............................................       $6,606          $17,507
  Restricted cash - letters of credit..................................        4,150                0
Receivables:
     Trade, net........................................................       14,490            9,151
     Truck sales.......................................................        2,346            6,926
     Ryder Truck Rental, Inc., net.....................................        5,527            6,190
  Tires in service.....................................................       24,357           23,228
  Prepaid expenses and other current assets............................       10,334            8,455
                                                                          -------------  -------------
        Total current assets...........................................       67,810           71,457
Restricted cash - letters of credit and compensating balances..........       24,750                0
Revenue earning equipment, net.........................................      462,070          454,163
Operating property and equipment, net..................................        9,778           12,977
Software development costs, net........................................       16,221           13,929
Intangible assets, net.................................................       48,845           51,862
Deferred financing costs, net..........................................       11,663           15,381
Deferred income taxes..................................................        9,560            2,077
                                                                          -------------  -------------
        Total assets...................................................     $650,697         $621,846
                                                                          =============  =============
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Drafts payable.......................................................       $6,899               $0
  Accounts payable.....................................................       20,220            9,598
  Payable to Ryder Truck Rental, Inc., net.............................            0            5,966
  Accrued expenses.....................................................       39,397           25,715
                                                                          -------------  -------------
        Total current liabilities......................................       66,516           41,279
Senior bank facilities.................................................            0          281,000
Senior subordinated notes..............................................      175,000          175,000
Commercial paper notes.................................................      287,500                0
Other non-current liabilities..........................................       11,200            4,456
                                                                          -------------  -------------
        Total liabilities..............................................      540,216          501,735
Redeemable Class C common stock: 1,340 shares issued and outstanding...        1,349                0
                                                                          -------------  -------------
Shareholders' equity:
  Common stock: $.01 par value, 275,000 shares authorized, 109,090
    Class A shares, 13,910 Class B shares and 200 Class C shares (in
    1997) issued and outstanding.......................................            1                1
Additional paid-in capital.............................................      123,199          122,999
Accumulated deficit....................................................      (14,068)          (2,889)
                                                                          -------------  -------------
        Total shareholders' equity.....................................      109,132          120,111
                                                                          -------------  -------------
        Total liabilities and shareholders' equity.....................     $650,697         $621,846
                                                                          =============  =============

   The accompanying notes are an integral part of these financial statements.

                        RYDER TRS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          NINE MONTHS
                                                                                      ENDED SEPTEMBER 30,
                                                                                  ----------------------------
                                                                                       1997            1996
                                                                                  --------------  --------------
                                                                                                   (PREDECESSOR)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................................................    $(11,179)           $11,091
  Write off of deferred financing costs related to extinguishment of debt.......       7,497                  0
  Adjustment to reconcile net loss to net cash provided by operating activities:
     Depreciation (net of gains) and amortization expense.......................      72,323             77,927
     Amortization of deferred financing costs...................................       1,978                  0
     Deferred income taxes......................................................      (7,483)             7,962
     Change in operating assets and liabilities:
        Trade receivables.......................................................      (5,339)            14,818
        Drafts payable..........................................................       6,899                  0
        Prepaid expenses and other current assets...............................      (1,879)               956
        Accounts payable........................................................      10,622              1,666
        Accrued expenses and other liabilities..................................      20,426               (917)
        Receivable from Ryder Truck Rental, Inc.................................     (11,493)                 0
                                                                                  --------------  --------------
           Net cash provided by operating activities............................      82,372            113,503
                                                                                  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of revenue earning and operating equipment................      34,964             44,751
  Capital expenditures..........................................................    (107,056)           (68,643)
  Refund of purchase price......................................................       5,429                  0
                                                                                  --------------  --------------
           Net cash used in investing activities................................     (66,663)           (23,892)
                                                                                  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in investments by and advances from Ryder System, Inc............           0            (86,370)
  Borrowings under revolving line of credit.....................................      66,000                  0
  Payments under revolving line of credit.......................................     (66,000)                 0
  Payment of term loan..........................................................    (281,000)                 0
  Borrowings under commercial paper notes.......................................     655,000                  0
  Payments under commercial paper notes.........................................    (367,500)                 0
  Change in restricted cash.....................................................     (28,900)                 0
  Issuance of Class C common stock..............................................       1,640                  0
  Redemption of Class C common stock............................................         (91)                 0
  Deferred financing costs......................................................      (5,759)                 0
                                                                                  --------------  --------------
           Net cash provided by (used in) financing activities..................     (26,610)           (86,370)
                                                                                  --------------  --------------
Increase (decrease) in cash and cash equivalents................................     (10,901)             3,241
Cash and cash equivalents at beginning of period................................      17,507              2,610
                                                                                  --------------  --------------
Cash and cash equivalents at end of period......................................      $6,606            $ 5,851
                                                                                  ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                        RYDER TRS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

  The consolidated financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are unaudited and include the accounts of Ryder TRS, Inc. ("TRS") and its consolidated subsidiaries (collectively the "Company"). All intercompany balances and transactions have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The financial statements and notes are presented as permitted by interim financial reporting rules and do not include certain information included in the Company's annual financial statements and notes. The interim results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the full fiscal year.

  The statements of operations and cash flows for the nine months ended September 30, 1996 represent the results of the acquired consumer truck rental business (see Note 2) prior to its purchase by TRS and its consolidated subsidiaries. The financial information included herein is not necessarily indicative of the financial position and results of operations or cash flows that would have occurred had the predecessor been an independent stand-alone entity during the periods presented. As a result of the acquisition, the predecessor's assets acquired and liabilities assumed were adjusted to their estimated fair values as of the acquisition date (October 17, 1996). The Company also changed the estimated lives and residual values used to calculate the provision for depreciation on certain types of trucks. Accordingly, the results of operations for periods subsequent to the date of the acquisition are not comparable to prior periods.

   For a complete description of the Company's other accounting policies, refer to the consolidated financial statements and footnotes included in the Company's Form S-4 Registration Statement as filed with the Securities and Exchange Commission (Registration No. 333-20397) which was declared effective on April 8, 1997.

NOTE 2.  ACQUISITION OF THE RYDER CONSUMER TRUCK RENTAL BUSINESS

  On October 17, 1996, pursuant to an Asset and Stock Purchase Agreement, TRS acquired from Ryder Truck Rental, Inc. ("RTR"), a subsidiary of Ryder System, Inc. (collectively, the "Seller"), substantially all the assets and assumed certain of the liabilities of the Seller's Consumer Truck Rental division (the "Business"). The aggregate cash purchase price for the net assets acquired, after post-closing adjustments, was approximately $573.3 million. In addition, the Company paid approximately $9.4 million of fees and expenses that were capitalized as part of the acquisition cost. The acquisition of the Business has been accounted for as a purchase and, accordingly, its results of operations are included in the consolidated financial statements since the date of acquisition.

  In connection with the acquisition, the Company entered into various agreements with RTR regarding dealer relationships, vehicle maintenance, facility leases, sales of used trucks, administrative services and management information systems support.

  The following unaudited pro forma consolidated results of operations for the three months and nine months ended September 30, 1996 have been prepared as if the acquisition of the Business, the financing thereof and the payment of related transaction fees and expenses, and a related notes offering (the "Notes Offering") and the application of proceeds therefrom had occurred on January 1, 1996. The pro forma net income (loss) excludes any impact from refinancing the senior bank facilities (as discussed in Note 5 below). The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented (in thousands):


                                                        THREE MONTHS                NINE MONTHS
                                                            ENDED                      ENDED
                                                     SEPTEMBER 30, 1996          SEPTEMBER 30, 1996
                                                     ------------------          ------------------
  Truck rental and related revenue..................    $164,371                      $416,928
  Operating income..................................      24,345                        30,788
  Net income........................................       7,482                        (2,513)

NOTE 3.    RESTRICTED CASH

In August 1997, the Company deposited cash, restricted as to use, as collateral under certain current and noncurrent letter of credit arrangements. All restricted cash is invested in investment-grade quality commercial paper.

Also in August 1997, the Company entered into a commercial paper program which permits, subject to borrowing base availability, a maximum issuance of $450.0 million in commercial paper notes (see Note 5). Under the terms of the program, the Company is required to maintain on deposit a compensating balance with a bank, restricted as to use, of 2 percent of the outstanding face amount of the commercial paper notes. The borrowing and related compensating balance are classified as noncurrent.

NOTE 4.  SENIOR SUBORDINATED NOTES

  Pursuant to a Prospectus dated April 8, 1997, the Company exchanged (the "Exchange Offer") $175.0 million aggregate principal amount of 10% senior subordinated notes due 2006 (the "Exchange Notes") for $175.0 million aggregate principal amount of its 10% senior subordinated notes issued in the Notes Offering (the "Senior Subordinated Notes"). The terms of the Exchange Notes were substantially identical in all respects (including principal amount, interest rate, maturity and ranking) to the terms of the Senior Subordinated Notes for which they were exchanged pursuant to the Exchange Offer, except that the Exchange Notes were registered under the Securities Act of 1933, as amended, and therefore will not be subject to certain restrictions on transfer except as provided in the Prospectus.

NOTE 5.  COMMERCIAL PAPER NOTES


  On August 7, 1997, the Company's newly-formed, wholly-owned special purpose subsidiary, FCTR, Inc. ("Finco"), entered into a commercial paper program that permits the issuance of up to $450.0 million in commercial paper notes, subject to borrowing base availability. Finco's obligations under the commercial paper notes and its obligations under a related revolving backstop facility (the "Liquidity Facility") are collateralized by (i) its rights to receive payments under the loan agreement with RCTR, Inc. ("Leasco"), a wholly-owned special purpose subsidiary of the Company, (ii) any of Finco's cash and eligible investments, (iii) an assignment of Leasco's rights under the lease agreement with the Company (including the rights to receive payments thereunder), and (iv) the vehicles in Leasco's fleet. Finco has the benefit of the Liquidity Facility with a group of banks, as liquidity lenders, to provide liquidity support
primarily for maturing payments under the commercial paper notes.   The
Liquidity Facility provides committed liquidity support for a period of 364 days renewable for another 364 days from the current termination date at the option of the participating liquidity lenders. Any advances under the Liquidity Facility that are outstanding on the termination date of a liquidity lender's commitment will not mature for eighteen months after such termination date. Accordingly, any amounts outstanding under the program or advances outstanding under the Liquidity Facility will be classified as long-term debt in the Company's financial statements. Leasco and Finco each has its own separate creditors which, upon the liquidation of either subsidiary, will be entitled to be satisfied out of the assets of Leasco or Finco prior to any value in either of the subsidiaries becoming available to the Company.

  On August 8, 1997, TRS refinanced the amount outstanding on that date under its senior bank facilities with a dividend received from Leasco. Leasco borrowed the funds from Finco which issued, on a discounted basis, non-interest bearing commercial paper notes having a face value of $335.0 million. In addition, TRS entered into an Amended and Restated Credit Agreement with a group of banks pursuant to which TRS has established a five-year, $40.0 million collateralized revolving credit facility. The Company has also entered into a $50.0 million facility with a bank for the issuance of cash collateralized letters of credit.

  All of the aforementioned agreements contain certain covenants and restrictions, including, among other things, restrictions on the payment of dividends and the incurrence of additional indebtedness.

  During the three months ended September 30, 1997, the Company recognized an extraordinary loss from the early extinguishment of debt of $4.6 million, net of related income tax benefit of $2.9 million, associated with the refinancing of amounts outstanding under the senior bank facilities.

NOTE 6.  REDEEMABLE CLASS C COMMON STOCK

  During the second quarter of 1997, the Company sold to certain management employees, a Director and a consultant 1,640 shares of its Class C Common Stock ("Class C Common Stock") for $1,000 per share. In addition, the management employees and the Director received options to purchase during the second quarter, for the same price, a total of 4,016 additional shares. During the third quarter of 1997, the Company granted options to purchase, for the same price, a total of 1,264 additional shares to its management employees.

  The agreement under which these shares were issued to the employees contains provisions requiring the Company to repurchase the shares (and any other shares of the Class C Common Stock acquired by the employees), and the shareholder to sell, at fair market value in the case of an employee's death and, depending on the circumstances, either fair market or book value in the case of an employee's retirement or termination of employment. The agreement under which the shares were issued to the Director and the consultant do not contain provisions requiring the Company to repurchase the shares. The holders of the shares have certain other rights, including rights to participate in certain issuances of shares of capital stock to affiliates of the Company, the right to sell shares if Questor Partners Fund, L.P. and Questor Side-by-Side Partners, L.P. (collectively, "Questor") sell any of their own shares of common stock and the right to participate in other specified transactions. The agreement further provides that it would be a condition of an initial public offering of the Company's common stock that the Company's Restated and Amended Certificate of Incorporation be amended to provide for the conversion of Class C Common Stock into common stock of the kind held by Questor. The agreement would terminate (except with respect to options granted thereunder) in the event of an initial public offering.

  The options referred to above are exercisable for ten years (subject to certain provisions for earlier termination) and are exercisable to the extent of 20% of the shares covered thereby in 1998, and an additional 20% each year thereafter, through 2002. The options are generally non-transferable, and the right to exercise any unexercised portion thereof expires upon the occurrence of certain events.

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees". Accordingly, compensation expense for stock options granted under the Company's stock option plans is generally measured as the difference between the estimated fair market value of the Company's stock at the date of grant and the amount an employee must pay to acquire the stock. For options granted to other than employees in exchange for goods or services, compensation cost is measured in accordance with SFAS 123. The options granted during the second and third quarters of 1997 were at estimated fair market value.

NOTE 7.  PER SHARE DATA

  Net income (loss) per common share for 1997 is computed based on the weighted average number of common shares outstanding during the period.

NOTE 8.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). The statement replaces the current presentation of primary EPS and will require a dual presentation of basic and diluted EPS on the face of the statement of operations. SFAS 128 requires restatement of all prior period EPS data presented and is effective in the fourth quarter of 1997 for the Company. The Company does not expect adoption of SFAS 128 to have a significant impact on the Company's financial statements.

  The FASB issued Statement of Financial Accounting Stardards No. 130, "Reporting Comprehensive Income," in June 1997. This statement, which is required to be adopted in the first quarter of 1998, establishes standards for reporting comprehensive income and its components (such as revenues, expenses, gains and losses).

  The FASB also issued Statement of Accounting Standards No. 131, "Segments of an Enterprise and Related Information," in June 1997. This statement, which is required to be adopted in the first quarter of 1998, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

  The Company believes that these statements will have no material effect on the Company's Financial statements.

                         PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the financial condition and results of operations covers periods before completion of the acquisition of the Consumer Truck Rental division ("Company" or "Business") of Ryder Truck Rental, Inc. ("RTR"), the financing thereof ("Senior Bank Facilities") and the payment of related transaction fees and expenses (collectively, the "Transactions"). As a result of the acquisition, the assets acquired and liabilities assumed were adjusted to their estimated fair values as of October 17, 1996. The Company also changed the estimated lives and residual values used to calculate the provision for depreciation on certain types of trucks. In addition, the Company entered into new financing arrangements and, as a newly formed company, has its own capital structure. Accordingly, the results of operations for periods subsequent to October 17, 1996 will not be comparable to prior periods. On November 25, 1996, the Company issued $175.0 million of 10% senior subordinated notes (the "Notes Offering"), the net proceeds of which were used to refinance certain acquisition indebtedness. In addition, the Company completed a commercial paper refinancing on August 7, 1997, which is discussed further under Liquidity and Capital Resources.

  Unless otherwise indicated, 1996 amounts discussed below represent the pro forma results as if the Transactions, the Notes Offering and the application of proceeds therefrom had occurred on January 1, 1996. Any impact from refinancing the Senior Bank Facilities with the commercial paper notes has been excluded from such pro forma information.


RESULTS OF OPERATIONS

  The following table sets forth a comparison of the results of operations for the three and nine months ended September 30, 1997 to the pro forma results of operations for the comparable periods of 1996 (in millions):


                                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                                   -------------------  -----------------
                                                                     1997      1996       1997     1996
                                                                   ---------  --------  --------  -------
                                                                                (PRO                (PRO
                                                                                FORMA)              FORMA)
Truck rental and related revenue................................. $171.0     $164.4    $419.5     $416.9
Operating expense................................................   61.0       52.7     158.8      141.9
Selling, general and administrative expense......................   70.5       57.8     168.5      158.3
Depreciation (net of gains) and amortization expense.............   25.7       29.9      72.3       84.5
Restructuring and other charges..................................      0       (0.4)        0        1.4
                                                                   ---------  --------  --------  -------
  Operating income...............................................   13.8       24.4      19.9       30.8
Interest expense.................................................   10.1       11.7      30.6       34.1
                                                                   ---------  --------  --------  -------
  Income (loss) before income taxes and extraordinary items......    3.7       12.7     (10.7)      (3.3)
Income tax expense (benefit).....................................    1.4        5.2      (4.1)      (0.8)
                                                                   ---------  --------  --------  -------
  Income (loss) before extraordinary item........................    2.3        7.5      (6.6)      (2.5)
  Extraordinary loss, net of tax.................................   (4.6)         0      (4.6)         0
                                                                   ---------  --------  --------  -------
  Net income (loss)..............................................  ($2.3)      $7.5    ($11.2)     ($2.5)
                                                                   =========  ========  ========  =======

Major components of the difference between the 1996 pro forma results and the 1996 predecessor results include: (i) an increase in depreciation and amortization expense as a result of the step-up of revenue earning equipment, capitalized software development costs and intangible assets to estimated fair value as part of the Transactions, (ii) an increase in interest expense resulting from the financing incurred in connection with the Transactions, the Notes Offering and the application of the proceeds therefrom and (iii) income tax benefits resulting from the tax effect of the aforementioned adjustments at an assumed tax rate of 38.5%.


  The pro forma results of operations for the three and nine month periods ended September 30, 1996 do not purport to be indicative of the results that would actually have been obtained if the Transactions, the Notes Offering and the application of the proceeds therefrom had occurred on January 1, 1996.

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996 (PRO FORMA)


  Revenues of $171.0 million were $6.6 million or 4.0% ahead of 1996 primarily as a result of increased truck rentals and solid growth in relocation services. The increase was driven by the Company's focus on improving fleet utilization. During the quarter, the average operating fleet remained at approximately the same level as 1996 while utilization increased to 51.8% from 49.3% in 1996. As a result, revenue per truck increased 2.9% over 1996. One-way and local truck rental transactions increased by 5.3% and 1.4%, respectively. Revenues from relocation services were 27.4% higher than last year, driven by a growing customer base and increased relocation activity.

  Operating expense increased $8.3 million or 15.7% to $61.0 million (35.7% of revenue compared to 32.1% in the prior year). Approximately 45% of the increase represented variable operating costs for maintenance, insurance, transfer, physical damage and relocation services associated with higher revenues and an increase in the number of miles driven. The remaining increase was driven by a 5.2% increase in maintenance cost per mile associated with an older fleet, increased costs associated with higher fleet transfer activity and higher physical damage expense.

  Selling, general and administrative expense increased $12.7 million or 22.0% to $70.5 million (41.2% of revenue compared to 35.2% in the prior year). The increase was due to the timing of network advertising expense compared to 1996, higher dealer commissions related to increased revenues as well as a promotional program run during the quarter, professional fees relating to the transition of the Company to a stand-alone business, costs associated with upgrading the phone reservation process, an increase in the bad debt reserve related to potential credit issues primarily associated with the transition to a stand-alone business, and transition costs associated with the Company's move to Denver, Colorado.

  Depreciation (net of gains) and amortization expense decreased by $4.2 million or 14.0% as a result of changes made at the date of acquisition in the estimated useful lives and residual values used to calculate the provision for depreciation on certain types of trucks. The impact of these items was partially offset by increased depreciation and amortization expense associated with the step-up of revenue earning equipment, software development costs and intangible assets to their estimated fair value in connection with the acquisition.

  Interest expense of $10.1 million was $1.6 million or 13.7% lower than 1996 primarily as a result of reduced borrowings. In addition, the interest rates under the commercial paper program completed on August 7, 1997 are approximately 190 basis points lower than those under the Senior Bank Facilities (pro forma).


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996 (PRO FORMA)

  Revenues of $419.5 million were $2.6 million or 0.6% ahead of 1996 primarily as a result of increased liability limiting product sales and growth in relocation services being partially offset by lower truck rentals. The decrease in truck rentals, in part, resulted from management's decision to reduce the size of the average operating fleet while focusing efforts on improving fleet utilization. During the period, the average operating fleet decreased by approximately 4.2% while utilization increased from 44.3% in 1996 to 46.6% in 1997 resulting in an increase in the revenue per truck (including accessory rentals and product sales) of 4.2%. One-way truck rental transactions were 4.4% higher than in 1996 while local truck rental transactions were 2.9% lower. Revenues from relocation services were 22.4% higher than last year driven by a growing customer base and increased relocation activity.

  Operating expense increased $16.9 million or 11.9% to $158.8 million (37.9% of revenue compared to 34.0% in 1996). The increase was driven by higher maintenance costs associated with an increase in the number of miles driven compared to 1996 and a 2.5% increase in maintenance costs per mile associated with an older fleet, increased costs associated with higher fleet transfer activity, higher physical damage expense and variable costs associated with increased relocation services revenue. In addition, bodily injury and property damage ("BIPD") costs were higher than last year. In 1996, the Company participated in Ryder System Inc.'s overall risk management program under which the amount of BIPD reserves recorded by RTR was based on a number of factors including: (i) undiscounted estimated liabilities for the claims received in 1996; (ii) estimated claims incurred but not reported for 1996; and (iii) changes in estimates of prior year reserves based upon actual claims experience. In 1997, the Company is operating its own risk management program and has recorded its BIPD reserves based upon the undiscounted estimated liabilities for the claims received and an estimate of claims incurred but not reported for its first year of operations. Accordingly, the BIPD expense for periods subsequent to the date of acquisition is not comparable to prior periods. While management believes the amount of the 1997 reserves is adequate, these reserves may need to be adjusted in the future based on actual claims experience.

  Selling, general and administrative expense increased $10.2 million or 6.4% to $168.5 million (40.2% of revenue compared to 38.0% in the prior year). The increase is due to increased network advertising, higher dealer commissions related to a promotional program, professional fees relating to the transition of the Company to a stand-alone business, costs associated with upgrading the phone reservation process, an increase in the bad debt reserve related to potential credit issues primarily associated with the transition to a stand-alone business, and transition costs associated with the Company's move to Denver, Colorado.

  Depreciation (net of gains) and amortization expense decreased by $12.2 million to $72.3 million as a result of (i) a 4.2% decrease in the average fleet size and (ii) changes made at the date of acquisition in the estimated useful lives and residual values used to calculate the provision for depreciation on certain types of trucks. The impact of these items was partially offset by increased depreciation and amortization expense associated with the step-up of book value of revenue earning equipment, software development costs and intangible assets to their estimated fair value in connection with the acquisition.

  Interest expense of $30.6 million was $3.5 million or 10.3% lower than 1996 primarily as a result of reduced borrowings. In addition, the interest rates under the commercial paper program completed on August 7, 1997 are approximately 190 basis points lower than those under the Senior Bank Facilities (pro forma).


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


LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity needs subsequent to the acquisition of the Business arise primarily from debt service, working capital needs and the funding of capital expenditures. The Company's principal sources of cash to fund these liquidity needs have been net cash from operating activities, proceeds from sales of revenue earning equipment, and borrowings under the Company's commercial paper program.

  The components of net cash from operating activities are detailed in the financial statements included in this Form 10-Q and include net loss adjusted for (i) depreciation (net of gains) and amortization expense, (ii) deferred income taxes, (iii) extraordinary loss, and (iv) changes in operating assets and liabilities. Net cash flows from operating activities for the nine month period ended September 30, 1997 amounted to $82.4 million.

  The Company's capital expenditures, primarily for the purchase of revenue earning equipment, net of disposal proceeds, were $72.1 million for the nine months ended September 30, 1997, compared with $23.9 million for the same period in 1996. The Company disposes of vehicles through several outlets, including trade-ins through manufacturers, sales through RTR's truck sales operations and sales through the Company's independent dealers. The change in the proceeds between the two periods is a factor of the number and types of vehicles sold. The Company also disposes of other property and equipment in the ordinary course of business. Proceeds from such dispositions are not material. Outstanding payables at the end of any period with respect to the purchase of these vehicles will vary depending on when the vehicles are received during the period. The Company estimates that its total capital expenditures for 1997 will range between $110.0 million and $120.0 million and proceeds from dispositions will range between $50.0 million and $60.0 million.

  On August 7, 1997, the Company's newly-formed, wholly-owned special purpose subsidiary, FCTR, Inc. ("Finco"), entered into a commercial paper program that permits the issuance of up to $450.0 million in commercial paper notes, subject to borrowing base availability. Finco has received investment grade ratings for its commercial paper program that, based on current market conditions, will reduce its borrowing cost by approximately 190 basis points when compared to the Company's previous senior revolving credit facility. Finco's obligations under the commercial paper notes and its obligations under a related revolving backstop facility (the "Liquidity Facility") are collateralized by (i) its rights to receive payments under the loan agreement with RCTR, Inc. ("Leasco"), a wholly-owned, special purpose subsidiary of the Company, (ii) any of Finco's cash and eligible investments, (iii) an assignment of Leasco's rights under the lease agreement with the Company (including the rights to receive payments thereunder), and (iv) the vehicles in Leasco's fleet. Finco has the benefit of the Liquidity Facility with a group of banks, as liquidity lenders, to provide liquidity support primarily for maturing payments under the commercial paper notes. The Liquidity Facility provides committed liquidity support for a period of 364 days renewable for another 364 days from the current termination date at the option of the participating liquidity lenders. Any advances under the Liquidity Facility that are outstanding on the termination date of a liquidity lender's commitment will not mature for eighteen months after such termination date. Accordingly, any amounts outstanding under the program or advances outstanding under the Liquidity Facility will be classified as long-term debt in the Company's financial statements. Leasco and Finco each has its own separate creditors which, upon the liquidation of either subsidiary, will be entitled to be satisfied out of the assets of Leasco or Finco prior to any value in either of the subsidiaries becoming available to the Company.

  On August 8, 1997, TRS refinanced the amount outstanding on that date under its senior bank facilities with a dividend received from Leasco. Leasco borrowed the funds from Finco which issued, on a discounted basis, non-interest bearing commercial paper notes having a face value of $335.0 million. In addition, TRS entered into an Amended and Restated Credit Agreement with a group of banks pursuant to which TRS has established a five-year, $40.0 million revolving credit facility. The Company has also entered into a $50.0 million facility with a bank for the issuance of cash collateralized letters of credit.

  All of the aforementioned agreements contain certain covenants and restrictions, including, among other things, restrictions on the payment of dividends and the incurrence of additional indebtedness.

  Amounts available under the commercial paper program are subject to borrowing base availability and may be generally used for the purchase of trucks. The remaining availability under the commercial paper program on September 30, 1997 was approximately $102.2 million. Amounts available under the $40.0 million revolving credit facility are also subject to borrowing base availability and may be generally used for working capital purposes. The remaining availability under this facility on september 30, 1997 was $39.8 million.

  During the three months ended September 30, 1997, the Company recognized an extraordinary loss from the early extinguishment of debt of $4.6 million, net of related income tax benefit, associated with the refinancing of the senior bank facilities.

  In August 1997, the Company deposited cash totalling $23.2 million, restricted as to use, as collateral under its letter of credit arrangements. These cash collateralized letters of credit replace previous letters which did not require cash collateral. As a result of this change, the Company expects a 70% savings in its letter of credit issuance costs.

  The Company believes that cash generated from operations and asset dispositions, together with the amounts available under the aforementioned facilities, will be adequate to meet its debt service, capital expenditure and working capital requirements for the foreseeable future, although no assurance can be given in this regard.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

  The Financial Standards Board ("FASB") issued statement of Financial Accounting Standards No. 128, "Earnings Per Share," in February 1997. This statement, which is required to be adopted in the fourth quarter of 1997, establishes standards for computing and presenting earnings per share.

  The FASB issued Statement of Financial Accounting Stardards No. 130, "Reporting Comprehensive Income," in June 1997. This statement, which is required to be adopted in the first quarter of 1998, establishes standards for reporting comprehensive income and its components (such as revenues, expenses, gains and losses).

  The FASB also issued Statement of Accounting Standards No. 131, "Segments of an Enterprise and Related Information," in June 1997. This statement, which is required to be adopted in the first quarter of 1998, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

The Company believes that these statements will have no material effect on the Company's financial statements.

PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

  In September 1997, the Company issued to certain management employees 1,264 options to purchase, for $1,000 per share, shares of Class C Common Stock, par value $0.01 per share, in reliance upon an exemption pursuant to Regulation D of the Securities Act of 1933, as amended. The options are exercisable for ten years (subject to certain provisions for earlier termination) and are exercisable to the extent of 20% of the shares covered thereby in 1998, and an additional 20% each year thereafter, through 2002. The options are generally non-transferable, and the right to exercise any unexercised portion thereof expires upon the occurrence of certain events.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:  See Index immediately following the signature page.
     b. Current Reports on Form 8-K: The Company filed an 8-K on August 21, 1997, the sole purpose of which was to submit exhibits that were listed in the Company's Form 10-Q filed on august 14, 1997.



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

                                   SIGNATURES


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF DENVER, STATE OF COLORADO, ON THE 14TH DAY OF NOVEMBER, 1997.



                                   RYDER TRS, INC.



                                             /S/ MICHAEL A. ZAWALSKI

                                BY:_____________________________________________
                                               MICHAEL A. ZAWALSKI
                                   CHIEF FINANCIAL OFFICER AND DULY AUTHORIZED
                                                     OFFICER

                                 EXHIBIT INDEX


 EXHIBIT
----------
   NO.
----------
 3.1 (1)  Restated Certificate of Incorporation of the Company.

 3.2 (2)  Restated and Amended By-Laws of the Company.

 4.1 (1) Indenture, dated as of November 25, 1996, between the Company and The Bank of New York, as trustee, relating to $175,000,000 principal amount of 10% Senior Subordinated Notes due 2006, including forms of Senior Subordinated Notes.

 4.7 (1) Exchange and Registration Rights Agreement, dated November 25, 1996, between the Company and Chase Securities Inc.

10.1 (2) Amended and Restated Master Motor Vehicle Lease Agreement, dated as of August 7, 1997, between the Company and RCTR, Inc.

10.2 (2) Amended and Restated Credit Agreement, dated as of August 7, 1997, among the Company, Citicorp USA, Inc., as administrative agent and as collateral agent, The Chase Manhattan Bank, as documentation agent, and other lending institutions.

10.3 (3) Loan Agreement, dated as of August 7, 1997, between RCTR, Inc., as borrower, and FCTR, Inc., as lender.

10.4 (3) Liquidity Agreement, dated as of August 7, 1997, among FCTR, Inc., as borrower, Citibank N.A., as liquidity agent, and certain financial institutions, as liquidity lenders.

10.5 (3) Collateral Agreement, dated as of August 7, 1997, among FCTR, Inc., RCTR, Inc., Citibank, N.A., As liquidity agent and depositary, Citicorp USA, Inc., as agent, and Citicorp Securities, Inc. and Lehman Brothers Inc., as dealers.

10.6 (3) Depositary Agreement, dated as of August 7, 1997, between FCTR, Inc. and Citibank, N.A., as depositary.

10.7 (3) Dealer Agreement, dated as of August 7, 1997, between FCTR, Inc., RCTR, Inc., Citicorp Securities, Inc. and Lehman Brothers Inc.

  21 (2)  Subsidiaries of the Company.

  27      Financial Data Schedule.

99.1      Press Release dated October 7, 1997.

----------

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-20397.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(3) Incorporated by reference to the exhibit previously filed in the Company's report on Form 8-K filed on August 21, 1997.