Form 10-K405
period 1997-12-31
RYDER TRS INC
filed 1998-03-31
CIK 1030400

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997        Commission File No: 333-20397

                                RYDER TRS, INC.
            (Exact name of Registrant as specified in its charter)

            Delaware                                   38-331-3542
 (State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                  Identification Number)

                1560 Broadway, Suite 1800, Denver, Colorado 80202
                    (Address of Principal Executive Offices)
                                 (303) 376-7003
                         (Registrant's telephone number)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes (X) No ( )


         There is no established public trading market for any class of the Company's common equity.

         As of March 15, 1998 the number of outstanding shares of (i) Class A Common Stock, par value $.01 per share, of the registrant was 109,090, (ii) Class B Common Stock, par value $.01 per share, of the registrant was 13,910, and (iii) Class C Common Stock, par value $.01 per share, of the registrant was 975.

                          --------------------------

================================================================================

                                RYDER TRS, INC.
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                    PART I

         Important Factors Relating to Forward Looking Statements...........   1

Item 1.  Business...........................................................   1
Item 2.  Properties.........................................................   7
Item 3.  Legal Proceedings..................................................   7
Item 4.  Submission of Matters to a Vote of Security Holders................   7

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters............................................................   8
Item 6.  Selected Financial Data............................................   8
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  11
Item 8.  Financial Statements and Supplementary Data........................  14
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures..............................................  14

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.................  15
Item 11. Executive Compensation.............................................  17
Item 12. Security Ownership of Certain Beneficial Owners and Management.....  19
Item 13. Certain Relationships and Related Transactions.....................  21

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....  23


Signatures..................................................................  27


                                       (i)

                                    PART I

           IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

     This Form 10-K contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Ryder TRS, Inc. and its subsidiaries, including statements under Item 1 - Business and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: (i) the success of initiatives undertaken by Ryder TRS, Inc. to increase its revenues and improve its profitability; (ii) competitive pressure in the industry; and (iii) general economic conditions.

ITEM 1.   BUSINESS

     General Development of Business

     As used in this Report, the term the "Company" refers (i) for periods prior to the Acquisition (as defined below), to the Consumer Truck Rental Division (the "Division") of Ryder Truck Rental, Inc. ("RTR"), a subsidiary of Ryder System, Inc. ("RSI"), and (ii) for periods after the Acquisition, to Ryder TRS, Inc. and its subsidiaries as constituted after giving effect to the Acquisition. Ryder(R) is a registered trademark of RSI and is used throughout this report pursuant to a license.

     The Company was incorporated under the laws of the State of Delaware on September 5, 1996. On October 17, 1996 (the "Acquisition Closing Date"), pursuant to an Asset and Stock Purchase Agreement and other related agreements (collectively, the "Acquisition Agreements"), the Company acquired from RTR substantially all of the assets of the Division (the "Acquisition"). The aggregate adjusted cash purchase price was $573.3 million. The assets acquired included trucks, moving equipment and related accessories, prepaid advertising, license fees and certain hardware and management information systems. The assets also included the royalty-free right to use the 1-800-GO-RYDER telephone number and other Ryder trademarks. The Company also acquired four subsidiaries of RTR:
(i) Ryder Move Management Inc. ("RMM"), (ii) Ryder Truck Rental One-Way, Inc.,
(iii) The Move Shop, Inc. and (iv) Ryder Relocation Services, Inc. See "-- Narrative Description of Business--Relationships with RSI." Pursuant to the Acquisition Agreements, the Company agreed to assume all liabilities and obligations arising out of the conduct of business by the Company on or after the Acquisition Closing Date. RTR and the Company agreed that the Company would not be liable for environmental conditions existing prior to the Acquisition Closing Date, whether discovered or undiscovered.

     Financing for the Acquisition, and for related fees and expenses, consisted of (i) $123.0 million of equity capital provided by Questor Partners Fund, L.P. and Questor Side-by-Side Partners, L.P. (collectively, "Questor") and certain other investors; (ii) $350.0 million of term loans (the "Term Facility") and $31.0 million of revolving loans (the "Revolving Credit Facility") borrowed under a $500.0 million senior secured credit facility; and (iii) $100.0 million of loans borrowed under a senior subordinated loan facility. The Acquisition, the financing thereof, and the payment of related transaction fees and expenses are referred to herein as the "Transactions." The Company used the net proceeds from an offering (the "Offering") of $175.0 million of the Company's 10% Senior Subordinated Notes (the "Notes") issued and sold in November, 1996 to repay certain indebtedness.

     During 1997, the Company's special purpose subsidiary, FCTR, Inc. ("Finco") entered into a commercial paper program that permits the issuance of up to $450.0 million in commercial paper notes. In conjunction with the commercial paper program, the Company refinanced the amounts outstanding under its Term Facility and Revolving Credit Facility. In addition, the Company entered into an agreement pursuant to which the Company has established a five year, $40.0 million secured revolving credit facility. The Company has also entered into a $50.0 million facility for the issuance of cash collateralized letters of credit.

Subsequent Event -- On March 4, 1998, the Company and Budget Group, Inc. ("Budget") announced the signing of a merger agreement under which the Company is to be acquired by Budget and is to become a separate wholly-owned subsidiary of

Budget. Budget also operates Budget Car and Truck Rental. Under the merger agreement, Company shareholders will receive approximately $264 million comprised of $125 million of cash, $119 million of Budget Group Class A common stock, and up to $20 million of contingent additional consideration. Subject to the receipt of all necessary governmental approvals, closing is expected to occur in the second quarter of 1998.

     Narrative Description of Business

     The Company competes in two primary markets of the truck rental industry. The consumer market consists of people who rent trucks primarily to move household goods (the "consumer market"). These customers generally rent trucks from one location and return them either to the same location (a "local" rental) or to a different location (a "one-way" rental). The light commercial market serves a wide range of businesses that rent light- and medium-duty trucks (i.e., trucks with a gross vehicle weight of less than 26,000 pounds) for a variety of commercial applications (the "light commercial market"). Commercial customers range from small local businesses, such as florists, package delivery companies and local private moving companies, to large national companies that rent trucks primarily for the transportation and delivery of inventory and packages. The light commercial segment complements the Company's consumer rental business by enabling the Company to improve utilization of its trucks on weekdays, when consumer demand is typically lower than it is on weekends. The Company is the second largest provider of truck rentals and related moving supplies and services to the consumer and light commercial markets in the United States, with a fleet of approximately 29,000 trucks as of December 31, 1997.

     The Company supplements its truck rental business with a range of other products and services. The Company rents automobile towing equipment and other moving accessories such as hand trucks and furniture pads and sells moving supplies such as boxes, tape and packing materials. The Company also offers customers a range of liability-limiting products such as physical damage waivers, personal accident and cargo protection and supplemental liability protection. These accessory products enhance the Company's appeal to consumers by offering customers "one-stop" moving services.

     The Company also offers comprehensive household goods relocation services to corporate employee relocation departments through RMM.

     The following table sets forth the percentage of total revenues that each of the Company's products and/or services represents for each of the last three fiscal years:

                                                    1995     1996     1997
                                                    ----     ----     ----
One-Way Truck Rentals...........................    41.0%    41.4%    41.3%
Local Truck Rentals.............................    39.2     39.5     38.4
Accessory Rentals and Product Sales. ...........    16.0     16.0     16.6
Ryder Move Management, Inc. ....................     3.8      3.1      3.7
                                                   -----    -----    -----
      Total                                        100.0%   100.0%   100.0%
                                                   =====    =====    =====


     Sales, Marketing and Advertising

     The Company's marketing and promotional activities are designed to build brand awareness and preference by positioning the Company as the high-quality truck rental provider and emphasizing the convenience and ease of doing business with the Company. A substantial portion of the Company's advertising budget is devoted to Yellow Pages advertising, which management believes is the most effective advertising medium for truck rentals. The Company also utilizes national television advertising, local radio and print and direct mail to support specific market objectives. The Company also uses a number of other advertising media to target potential customers just before they move.

     Vehicle Acquisition and Disposition

     The Company purchases the chassis for its trucks primarily from Ford, General Motors and Navistar, and purchases the "boxes" (the storage compartment on the back of the truck) from Morgan Body Company, UtiliMaster, Grumman Olson and Supreme Corporation.

     Purchasing of trucks is coordinated through the Company's headquarters in Denver, Colorado. Orders are generally placed in the fall for delivery primarily in time for the busy summer season. The Company believes that its purchasing expertise and the volume of its purchases enable it to buy vehicles on terms that are more favorable than those available to its smaller competitors. The Company disposes of its used vehicles through several outlets, including trade-ins through manufacturers, sales through RTR's truck sales operations and sales through the Company's dealers. The Company disposes of its trucks throughout the year, with a larger proportion being sold or traded in during the first and fourth quarters.

     Operations

     The Company is headquartered in Denver, Colorado and operates under the Ryder name through a national network of approximately 3,900 dealers at December 31, 1997. The Company maintains regional marketing offices, each of which is headed by a Director and General Manager ("DGM") who reports to the Vice President and General Manager, Field Operations. DGMs are primarily responsible for overall business development and recruiting, training and managing the dealers. Each geographic area also has a team of dealer coordinators, based in the respective area centers, who are collectively responsible for the operation and management of the fleet and who report to the Vice President of Operations. In addition, each DGM also supervises Sales Executives who are responsible for RMM's sales and account management.

     Trucks are shared among the members of each market team, and dealers have access through their point-of-sale systems to information concerning inventory levels at all dealers within their team. The Company involves its dealers in business planning through local, regional and national dealer councils which meet on a regular basis to provide the Company with input regarding operating and marketing issues.

     Dealer Network

     The Company's truck rental services are offered nationwide through approximately 3,900 independent dealers, and approximately 20 retail outlets owned and operated by the Company. The number of dealers peaked above 5,000 in 1995 and has now been reduced to the current level as a result of the Company's efforts to rationalize its distribution network. Management continually evaluates its distribution network.

     Dealerships consist primarily of auto sales and service retailers, rental centers, self storage centers, car rental locations and other vehicle-related businesses that are owned by independent parties. These dealers rent the Company's trucks in addition to operating their principal lines of business. Dealers owned and operated by RTR rent trucks on behalf of the Company under substantially the same terms and conditions as for other dealers.

     Dealership agreements can be terminated by either party upon 30 to 90 days' prior written notice, depending on dealer tenure. RTR dealership arrangements can be terminated at certain times depending on dealer revenues. See "--Relationships with RSI."

     Seasonality

     Truck rentals display some seasonality, with generally higher levels of demand occurring during the summer months and the third quarter typically being the Company's strongest quarter. On average, approximately 50% of the Company's annual revenues are earned from May through September, with August being the strongest month.

     The Company's cash flows also display seasonality due to the timing of truck purchases and dispositions. The Company typically receives delivery of trucks between March and June of each year, resulting in additional borrowing needs during that period. Dispositions are spread more evenly throughout the year, with greater dispositions occurring during the first and fourth quarters.

     Competition

     The truck rental industry is highly competitive, with U-Haul being the principal competitor with a greater market share than the Company. U-Haul has more dealers and operates a significantly greater number of its own stores than does the Company. However, management believes that the Company's fleet of trucks is younger than U-Haul's fleet. Other competitors include Budget Rent-A-Car and Penske Truck Leasing, among others. Competition in the industry is generally based on price, product quality, brand name recognition, service, convenience and availability.

     Employees

     As of December 31, 1997, the Company had approximately 700 full-time employees, none of whom was represented by a union. The Company also engages part-time drivers to transfer trucks among dealers. The Company believes that its relationship with its employees is satisfactory and that its employees, many of whom have long experiences with the Company, represent a valuable resource.

     Intellectual Property

     The Company has the royalty-free right to use certain Ryder trademarks, subject to certain restrictions until October 17, 2006. After October 17, 2001, the Company must begin using these trademarks in conjunction with a successor name. On October 17, 2006, the Company will no longer be permitted to use the Ryder name in any manner. The Company has the royalty-free right to use the 1-800-GO-RYDER number, subject to certain restrictions, for a period of up to 13 years. The Company also has the royalty-free right to use the Ryder signature color scheme in perpetuity, subject to certain restrictions. Ryder's material trademarks have been registered with the United States Patent and Trademark Office. The unexpected loss of such trademarks prior to the expiration of the ten-year period could have a material adverse effect on the Company's business.

     Insurance

     The Company has retained a portion of its risk under automobile and general liability insurance and other insurance programs for activities subsequent to the Acquisition. Coverage varies, but generally the Company retains a significant portion of the per occurrence claims under $1 million. The Company has excess liability insurance per occurrence for claims between $1 million and $100 million. The reserves for these claims are based on actuarial or other estimates. There can be no assurance that the estimates will not change as a result of limitations inherent in the estimation process.

     Governmental Regulation

     The Company and its operations are subject to various federal, state and local laws and regulations, including those relating to taxing and licensing of vehicles, transportation and vehicle safety, consumer protection, insurance, advertising, used vehicle sales and labor matters. The Company believes that it is in substantial compliance with applicable laws and regulations. However, the Company may be affected by the adoption of additional laws or regulations and/or changes, from time to time, in existing laws and regulations and/or the interpretation thereof. In addition, the Company's operations, as well as those of its competitors, could be affected by any limitation in fuel supply or any rationing of fuel.

     The Company offers for sale, in addition to the rental of trucks, certain liability-limiting products, such as physical damage waivers pursuant to which the Company agrees to waive its right to recovery from a renter for damage to the truck. Certain states have enacted legislation, generally applicable to automobile rentals, which limits the rates that may be charged for collision damage waivers, limits potential customer liability for damage to rented vehicles and/or restricts or regulates the sale of such liability-limiting products. In addition, Congress has from time to time considered legislation to regulate the sale of collision damage waivers by rental companies, but no such legislation has been enacted to date. The adoption of additional state or federal legislation applicable to truck rentals that would restrict the sale, or limit the rates, or otherwise regulate the sale of collision damage waivers or other liability-limiting products, or would limit potential customer liability could adversely affect sales of these products by the Company.

     A number of states currently hold a vehicle owner, including vehicle rental companies, vicariously liable, regardless of fault, for the actions of any person lawfully driving such owned vehicle.

     Environmental Matters

     The Company and its operations are subject to various federal, state and local environmental laws and regulations, including laws and regulations which relate to the ownership or use of tanks for the storage of petroleum products, the management and removal of asbestos-containing materials in buildings, and the disposal of solid or liquid wastes. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. Such laws and regulations impose liability on responsible parties to remediate, or contribute to the costs of remediating, sites at which petroleum products or hazardous wastes or substances were disposed of or released, which may include sites operated by the Company or to which it may have sent waste products for disposal, treatment or recycling. Such remediation requirements may be imposed without regard to fault or legality at the time of disposal or release. The Company may be affected by the adoption of additional laws or regulations related to environmental matters and/or changes from time to time in existing laws and regulations and/or the interpretation thereof.

     RSI has remediated contamination at one property pursuant to such remediation laws, and there can be no assurance that contamination requiring remediation will not be found in the future at other properties leased by the Company. Also, there can be no assurance that asbestos-containing building materials, such as asbestos-containing floor and ceiling materials, do not exist in one or more of the Company's leased buildings. RSI, however, has agreed, pursuant to the Acquisition Agreements, to retain liability for, and to indemnify the Company against, certain environmental conditions existing at the properties at the time the Company assumed the leases from RSI. Therefore, the Company believes that it will not incur material liability in the event that such environmental conditions are found to exist. However, there can be no assurance that if recourse to the indemnification for environmental matters provided in the Acquisition Agreements becomes necessary that it will be available or uncontested.

     The Company also maintains aboveground storage tanks at one property for the storage of petroleum products, and performs light vehicle maintenance at some of its leased properties. There can be no assurance that underground storage tanks do not exist on one or more of the Company's leased properties. While RSI has agreed to retain liability for, and to indemnify the Company against, claims relating to environmental conditions existing prior to the date of the Acquisition, whether discovered or undiscovered, there can be no assurance that present or future activities undertaken by the Company will not result in environmentally related expenditures for which the Company may be responsible. The Company believes, however, that such expenditures would not have a material adverse effect on its financial condition.

     Relationship with RSI

     In connection with the Acquisition, the Company entered into a number of agreements with RSI, which are summarized below.

     Non-Competition Covenants

     In connection with the Acquisition, RTR and the Company each agreed not to engage in certain types of rental transactions after the Acquisition Closing Date. For a period of ten years after such date, RTR agreed not to engage in the "one-way" consumer and "one-way" light commercial truck rental businesses. For a period of two years following the Acquisition Closing Date, RTR agreed to refer to the Company all customers in the one-way consumer and one-way light commercial rental businesses.

     For as long as the Company is using the Ryder name, the Company has agreed not to engage in leasing (generally defined as the renting of a truck for a period in excess of ninety days, which can be extended up to one year) or heavy duty truck rentals. Until October 17, 1998, the Company has agreed to refer to RTR all customers of leasing or heavy duty truck rentals.

     The Company and RTR each engage in the local consumer rental business and the local light commercial rental business. For this purpose RTR will serve as a dealer for the rental of the Company's trucks. However, during RTR's non-compete period, RTR has agreed not to advertise with respect to the local consumer rental business or to engage through third party dealers, agents or franchisees in the local consumer rental business.

     Except as described in the second paragraph of "Dealer and Cooperation Arrangements" below, neither party is restricted from engaging in the local light commercial rental business (defined as the rental of trucks with a manufacturer's gross vehicle weight of under 26,000 pounds for a business purpose). Pursuant to the Acquisition Agreements, the Company and RTR have agreed to cooperate with each other to develop a joint marketing and truck rental program with respect to certain large customers in the light commercial rental business.

     Dealer and Cooperation Arrangements

     Pursuant to the Dealer Agreement, RTR agreed to act as a dealer for the rental of the Company's trucks and accessory equipment at certain of the RTR branch locations for a commission slightly lower than the standard commission. This commission will be adjusted to match the Company's standard commission rate beginning in 1999. Each party may, upon 60 days' notice to the other party, remove RTR's dealer locations as dealers of the Company's trucks without cause (based on rental revenues for such dealers for the immediately preceding year) according to an agreed upon schedule. RTR or the Company may terminate the Dealer Agreement with respect to any dealer location upon a material breach of the terms of such agreement not cured within 30 days after notice thereof. RTR agreed to limit the size of its vehicle fleet of light duty trucks (i.e., trucks having a manufacturer's gross vehicle weight of 16,000 pounds or less) to 6,500 trucks in 1997 and 7,500 trucks in 1998, so long as the Company (i) makes an agreed upon number of trucks available to RTR and (ii) does not open any new dealers within a two-mile radius of any branch of RTR during such period.

     Pursuant to the Acquisition Agreements, the Company and RTR also agreed for a period of up to ten years to cooperate with each other in structuring a joint program for Yellow Pages advertising in phone books. RTR also agreed to sell to the Company, through RTR's affiliate, Network Sales, Inc., truck parts and components at wholesale cost for so long as such affiliate is a distributor of repair parts and components.

     Service Agreements

     RTR continues to provide the Company with various services, including acting as agent in the sale of used trucks and providing maintenance on the Company's trucks.

     RTR has agreed to act as the Company's agent in selling the Company's used trucks at RTR's Used Truck Centers and other RTR branch locations. In consideration for such services, the Company has agreed to pay RTR a fixed amount per vehicle sold, plus a per vehicle sales commission in accordance with RTR's used truck representative sales compensation plan consistent with past practice. The Company also agreed to reimburse RTR for a fixed amount per truck sold for advertising expenses. The Company agreed to consign to RTR a certain percentage of the total number of used vehicles it trades or sells in each of the years from 1997 through 2001. After December 31, 2001, either party may terminate the agreement upon 60 days' notice.

     RTR has agreed, pursuant to the Vehicle Maintenance Agreement, to provide maintenance for the Company's vehicles at a rate that is intended to approximate the rate RTR charged the Company prior to the Acquisition Closing Date. The Company has agreed to order a minimum amount of labor hours of repairs each year from RTR, which each party has the unilateral right to reduce in 1998 and thereafter by an amount up to 20% of the minimum amount of labor hours for that year.

     RTR has agreed, pursuant to the Administrative Services Agreement and the MIS Support Agreement, to provide the Company, at its request, for a period of up to two years after the Acquisition Closing Date, with certain administrative and management information systems support services related to it operations. Services currently provided under these agreements include those relating to accounting and tax functions, payroll administration, vehicle administration and computer systems support. Pursuant to the Administrative Services Agreement, the Company is charged a rate that is intended to approximate the internal transfer pricing rate charged by RTR to the Company prior to the Acquisition Closing

Date, plus a markup with respect to certain services. Any or all services may be discontinued upon 60 days' notice from the Company.

     Pursuant to the MIS Support Agreement, the Company is charged a rate that is intended to approximate the internal transfer pricing rate charged the Company by RTR prior to the Acquisition Closing Date, which rate is fixed for the term of the contract, provided that the Company's usage of such services does not increase from the Company's usage prior to the Acquisition Closing Date. Any or all services may be discontinued upon 90 days' notice from the Company.

     Intellectual Property

     RTR has assigned certain patents, including patents relating to loading ramps, to the Company. Pursuant to the Patent License Agreement, the Company has granted RTR the right to use these patents.

     Pursuant to the Copyright License Agreement, RTR has granted the Company the royalty-free right to use written promotional materials, which were developed and copyrighted by RTR prior to the Acquisition Closing Date, in connection with marketing the Company's business for ten years, subject to certain restrictions. The Company may grant sublicenses of its rights to its dealers, subject to certain restrictions. See "--Narrative Description of Business--Intellectual Property."

     Pursuant to the Software License Agreement, RTR has granted the Company a royalty-free perpetual right to use certain computer software necessary for the operation of the Company's business that was not transferred to the Company by RTR in the Acquisition.

     The Company believes that the overall arrangement with RSI is adequate, in all material respects, to provide for an effective transition of the Company to an independently operating entity.

ITEM 2.   PROPERTIES

     The Company leases all of its office and retail locations and owns no real property. The Company has granted a security interest in all of its leases.

     Significant office operations are located in the metropolitan area of Denver, Colorado, where the Company presently maintains its headquarters. The Company entered into an agreement in March 1997 pursuant to which it leased office space in downtown Denver for a minimum term of 10 years and a minimum annual rent commitment ranging from $0.9 million to $1.4 million. The Company's independent dealers generally operate out of facilities owned or leased by them for their principal businesses.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for any class of the Company's common equity.

     As of March 15, 1998 there were 7 holders of record of the Company's Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), 2 holders of record of the Company's Class B Common Stock, par value $.01 per share (the "Class B Common Stock") and approximately 25 holders of record of the Company's Class C Common Stock ("Class C Common Stock"). The Company has never paid any dividends on its common equity. The Company's present policy is to reinvest earnings in the business and not to pay any dividends on its common equity.

     The Company's Credit Agreement prohibits payment of cash dividends by the Company, except under specific circumstances.

     The Company's 10% Senior Subordinated Notes due 2006 restrict the payment of cash dividends based upon a formula and limit the amount of dividends and other distributions generally to no more than 50% of the Company's consolidated net income as defined, subsequent to November 25, 1996, plus the proceeds of any stock issuances.

     During 1997 the Company sold to certain management employees, a Director and a consultant, 1,640 shares of its Class C Common Stock for $1,000 per share (being the price paid by all existing shareholders for the Company's Class A and Class B Common Stock issued in connection with the Acquisition). Of these, 500 shares were redeemed in 1997 in accordance with the provisions of a subscription agreement. See Item 11 "Executive Compensation."

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial and other data of the Company for each of the five years in the period ended December 31, 1997, and certain pro forma financial and other data for the year ended December 31, 1996. The pro forma financial data gives effect to the Transactions, Offering and the application of the proceeds therefrom, as if they had occurred on January 1, 1996. The historical financial information for each of the years ended December 31, 1994 and 1995 and for the period January 1, 1996 through October 16, 1996 and October 17, 1996 through December 31, 1996 has been derived from the audited combined or consolidated financial statements of the Company. The historical financial information for the year ended December 31, 1993 is unaudited but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information. The pro forma information does not purport to represent what the Company's results would have actually been if the Transactions and the Offering had occurred at the date indicated, nor does such information purport to project the results of the Company for any future period. The selected financial information should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data."

                                                                             January 1,   October 17,
                                                                               1996          1996
                                                                              through       through                  Year Ended
                                                                             October 16,  December 31,  Pro Forma    December 31,
                                            Year Ended December 31,            1996 (m)       1996     1996 (m)(n)       1997
                                       ----------------------------------    -----------  ------------ -----------   ------------
                                        1993 (m)    1994 (m)     1995 (m)
                                       ---------  ----------   ----------
                                                                        (Dollars in Thousands)
Statement of Operations Data:
Revenues:
   One-way truck rentals.............. $ 184,875  $  218,881   $  224,369    $  187,931   $  36,861     $ 224,792     $ 225,416
   Local truck rentals................   209,049     229,053      214,520       167,140      47,343       214,483       209,487
   Accessory rentals and product
    sales(a)..........................    68,378      75,782       87,211        70,994      15,879        86,873        90,372
   Other revenues(b)..................    17,625      25,917       20,621        13,714       2,928        16,642        20,445
                                         -------   ---------    ---------      --------     -------       -------      --------
Total revenues........................   479,927     549,633      546,721       439,779     103,011       542,790       545,720
Operating expense.....................   171,297     192,830      174,795       146,379      32,908       176,944       191,537
Selling, general and administrative
   expense............................   189,915     211,844      216,267       167,258      39,317       209,591       225,850
Depreciation expense (net of gains)
   and amortization(c)................    94,192      99,594      113,040        93,834      21,222       122,079(d)    112,171
Restructuring and other charges(e)....        --          --        6,370         1,891          --         1,891            --
                                         -------   ---------    ---------      --------     -------       -------      --------
Operating income......................    24,523      45,365       36,249        30,417       9,564        32,285        16,162
Interest expense(f)...................    20,049      24,256       29,663        20,291       9,159        44,641        39,178
                                         -------   ---------    ---------      --------     -------       -------      --------
Earnings (loss) before income taxes
   and extraordinary item.............     4,474      21,109        6,586        10,126         405       (12,356)      (23,016)
Provision (benefit) for income taxes..     1,994       8,800        2,984         4,304         156        (4,351)       (8,861)
                                         -------   ---------    ---------      --------     -------       -------      --------
Earnings (loss) before extraordinary
item.................................. $   2,480  $   12,309   $    3,602    $    5,822   $     249     $  (8,005)    $ (14,155)
Extraordinary loss on debt
   extinguishment, net of taxes.......        --          --           --            --      (3,138)           --        (4,611)
                                         -------   ---------    ---------      --------     -------       -------      --------
Net earnings (loss)                    $   2,480  $   12,309   $    3,602    $    5,822   $  (2,889)    $  (8,005)    $ (18,766)
                                         =======   =========    =========      ========     =======       =======      ========
Basic and diluted amounts per common
   share:
Earnings (loss) before extraordinary
   item                                                                                   $    3.16                   $ (114.09)
Extraordinary item, net of tax                                                            $  (39.80)                  $  (37.17)
Net loss                                                                                  $  (36.64)                  $ (151.26)
Other Financial Data:
EBITDA(g)............................. $ 118,715  $  144,959   $  149,289    $  124,251   $  30,786     $ 154,364     $ 128,333
EBITDA margin.........................      24.7%       26.4%        27.3%         28.3%       30.0%         28.4%         23.5%
Adjusted EBITDA(h).................... $ 118,715  $  144,959   $  155,659    $  126,142   $  30,786     $ 156,255     $ 128,333
Adjusted EBITDA margin................      24.7%       26.4%        28.5%         28.7%       30.0%         28.8%         23.5%
Capital expenditures(i)............... $ 204,928  $  201,304   $  232,531    $   78,113   $   1,955     $  80,068     $ 129,385
Proceeds from disposition of trucks...    50,215      50,030       72,211        45,428      10,876        56,304        52,290
Statement of Cash Flows Data:
Net cash provided by operating
   activities......................... $  87,307  $  124,011   $   88,115    $  125,728   $  46,251                    $ 106,986
Net cash used in investing activities.  (157,362)   (153,137)    (162,113)      (34,318)   (586,790)                     (71,666)
Net cash provided by (used in)
   financing activities...............    69,924      30,285       74,777       (87,699)    558,046                     (52,827)
Fleet Data:
Average operating fleet(j)............    31,078      32,814       34,110                                  31,693        30,227
Utilization(k)........................      39.8%       44.1%        41.8%                                   44.6%         46.9%
Average age in months (end of period).        32          31           29                                      36            39
Average number of dealers.............     4,477       4,765        5,031                                   4,516         4,077
Balance Sheet Data (end of period):
Total assets..........................   506,501     575,933      629,817       555,267     617,818                     583,427
Total debt(m)......................... $      --          --           --            --     440,619                     395,905
Total shareholders' equity(l)......... $ 369,464     412,058      490,437       408,560     120,111                     101,554

                     See Notes to Selected Financial Data

                       NOTES TO SELECTED FINANCIAL DATA

(a) Includes rental of automobile towing equipment and moving accessories; sales of moving supplies; and sales of liability-limiting products such as physical damage waivers, personal accident and cargo protection, and supplemental liability protection.
(b)  Other revenues represent household relocation services provided by RMM.
(c) Gains on the disposition of trucks, net of vehicle disposition costs and other adjustments, have been reported as reductions of depreciation expense by the Company.
(d) On a pro-forma basis, the Company changed the estimated useful lives and residual values used to calculate depreciation expense on certain types of trucks in order to better reflect recent experience. This accounting change was treated as a change in estimate and accounted for on a prospective basis from January 1, 1996. As a result of this change, depreciation expense was decreased by approximately $6.0 million for the period January 1, 1996 through October 16, 1996.
(e) The Company recorded restructuring and other charges of $6.4 million and $1.9 million for the year ended December 31, 1995 and the period January 1, 1996 through October 16, 1996, respectively. In the third quarter of 1995, the Company consolidated its 20 administrative locations into two area centers. As a result, the Company incurred restructuring and other charges for lease termination, employee severance and employee relocation costs. In 1996, additional consolidating and restructuring actions were taken by RSI which impacted the Company; these actions included management and staff reductions and elimination of the company-owned car benefit program.
(f) Prior to October 17, 1996, historical interest expense consists of interest on advances from RSI.
(g) EBITDA represents earnings before interest expense, income taxes, depreciation (net of gains on the disposition of trucks) and amortization. EBITDA does not include gains on the disposition of trucks. The Company includes information concerning EBITDA because it is used by certain investors as a measure of the Company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income or cash flows from operating activities presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.
(h)  Adjusted EBITDA represents EBITDA plus restructuring and other charges.
(i) Capital expenditures for rental trucks totaled $189.0 million, $182.0 million, $210.8 million, $62.9 million and $100.8 million for the years ended December 31, 1993, 1994, 1995, 1996 (pro forma), and 1997, respectively. Capital expenditures for the year ended December 31, 1995 includes $10.3 million to purchase approximately 1,200 trucks that were added to the fleet in 1992 under operating leases.
(j) Average operating fleet includes those trucks undergoing maintenance and excludes those trucks removed from the rental fleet for disposition.
(k) Utilization represents the total number of truck rental days generated by the fleet for the period divided by the total number of calendar days which were available for the average operating fleet for the period.
(l) Prior to October 17, 1996, shareholders' equity represents the investment by and interest-bearing advances from RSI. See Combined Financial Statements and related notes thereto.
(m) Certain reclassifications have been made to the 1993, 1994, 1995 and 1996 financial data to conform to 1997 presentations.
(n) The Pro Forma 1996 results do not represent the sum of the two 1996 periods. The Pro Forma 1996 results reflect the Transactions, Offering and the application of the proceeds therefrom, as if they had occurred on January 1, 1996. As a result, the purchase price was allocated to the assets and liabilities assumed based on their estimated fair values, and lives and residual values on certain types of trucks have been changed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis of the financial condition and results of operations covers periods both before and subsequent to completion of the Transactions. As a result of the Acquisition, the purchase price was allocated to the Company's assets and liabilities assumed based on their estimated fair values as of October 17, 1996. The Company also changed the estimated lives and residual values used to calculate the provision for depreciation on certain types of trucks. In addition, the Company entered into new financing arrangements and has its own capital structure. Accordingly, the results of operations for periods subsequent to October 17, 1996 are not comparable to prior periods. For further discussion relating to the impact that the Transactions may have on the Company, see Item 6 "Selected Financial Data," and Item 8 "Financial Statements and Supplementary Data."

     The Pro Forma Condensed Statement of Operations for the year ended December 31, 1996, reflects the Transactions, Offering and the application of the proceeds therefrom, as if they had occurred on January 1, 1996. The pro forma results of operations do not purport to be indicative of the results that would actually have been obtained if the Transactions, the Offering and the application of the proceeds therefrom had occurred on January 1, 1996, or of the results that may be obtained in the future. See Item 8 "Financial Statements and Supplementary Data."


     Results of Operations

     The following table sets forth a comparison of the results of operations for three years ended December 31, 1995, 1996 (pro forma) and 1997:


                                                                                     Year Ended December 31,
                                                                           ------------------------------------------
                                                                                 1995         1996         1997
Truck rental and related revenue.........................................       $546.7       $542.8       $545.7

Operating expense........................................................        174.8        177.0        191.5
Selling, general and administrative expense..............................        216.3        209.6        225.8
Depreciation expense (net of gains) and amortization.....................        113.0        122.1        112.2
Restructuring and other charges..........................................          6.4          1.9           --
                                                                                  ----       ------      -------
        Operating income.................................................         36.2         32.2         16.2
Interest expense.........................................................         29.6         44.6         39.2
                                                                                  ----       ------      -------
        Earnings (loss) before income taxes and extraordinary item.......          6.6       (12.4)       (23.0)
Income tax expense (benefit).............................................          3.0        (4.4)        (8.8)
                                                                                  ----       ------      -------
        Earnings (loss) before extraordinary item........................          3.6        (8.0)       (14.2)
Extraordinary loss, net of tax...........................................           --           --        (4.6)
                                                                                  ----       ------      -------
        Net earnings (loss)..............................................         $3.6       $(8.0)      $(18.8)
                                                                                  ====       ======      =======


     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 (Pro Forma)

     Revenues of $545.7 million were $2.9 million or 0.5% ahead of 1996 with increased liability-limiting product sales and growth in relocation services being partially offset by lower truck and towing equipment rentals.
Although truck rental revenue decreased, utilization increased from 44.6% in 1996 to 46.9% in 1997, and revenue per vehicle increased by 4.4%. This was a direct result of management's decision to focus efforts on improving fleet utilization. One-way truck rental transactions were 3.4% higher than in 1996 while local truck rental transactions were 3.6% lower. Revenues from relocation services were 35.7% higher than last year driven by a growing customer base and increased relocation activity.

     Operating expense in 1997 increased by $14.5 million or 8.2% (35.1% of revenue compared to 32.6% in 1996). The increase was driven by increased costs associated with higher fleet transfer activity, higher physical damage expense associated with the timing of repairs and variable costs associated with increased relocation services revenue. Also contributing to a lesser extent were higher maintenance costs associated with an increase in the number of miles driven compared to 1996 and an increase in maintenance costs per mile associated with an older fleet. In addition, bodily injury and property damage ("BIPD") costs were higher than last year. In 1996, the Company participated in RSI's overall risk management program under which the amount of BIPD reserves recorded by RTR was based on a number of factors including: (i) undiscounted estimated liabilities for the claims received in 1996; (ii) estimated claims incurred but not reported for 1996; and (iii) changes in estimates of prior year reserves based upon actual claims experience. In 1997, the Company operated its own risk management program and has recorded its BIPD reserves based upon the undiscounted estimated liabilities for the claims received and an estimate of claims incurred but not reported for its first year of operations. Accordingly, the BIPD expense for periods subsequent to the date of acquisition is not comparable to prior periods. While management believes the amount of the 1997 reserves is adequate, these reserves may need to be adjusted in the future based on actual claims experience.

     Selling, general and administrative expense increased in 1997 by $16.2 million or 7.7% (41.4% of revenue compared to 38.6% in 1996). The increase was due to increased advertising and sales promotions, professional fees related to the transition of the Company to a stand-alone business, costs associated with upgrading the phone reservation process, an increase in the bad debt reserve related to potential credit issues primarily associated with the transition to a stand-alone business, and transition costs associated with the Company's move to Denver, Colorado.

     Depreciation (net of gains) and amortization expense decreased by $9.9 million largely as a result of a 4.6% decrease in the average fleet size.

     Interest expense of $39.2 million, including the amortization of deferred financing costs, was $5.4 million below 1996 due primarily to lower debt levels and a reduction in interest rates associated with the commercial paper program.

     The effective income tax rate was 38.5% for 1997 compared to a pro forma effective rate of 35.2% for 1996. The 1996 rate includes the effect of combining the pre- and post-acquisition operations and the Transactions adjustments. Based on current estimates of future earnings, the net deferred tax asset is expected to be recovered within the next five to ten years.

     An extraordinary item of $4.6 million, net of related income tax benefit, was recognized in 1997 for the write off of financing costs related to the extinguishment of the senior bank facilities.


     Year Ended December 31, 1996 (Pro Forma) Compared to Year Ended December 31, 1995

     Revenues of $542.8 million were $3.9 million or 0.7% below 1995. One-way and local truck rentals and accessory rentals and product sales were essentially flat while revenues from relocation services declined.

     Operating expense of $177.0 million was $2.2 million or 1.3% higher than 1995 (32.6% of revenue compared to 32.0% in 1995). Higher vehicle maintenance costs, which were primarily the result of an increase in the average age of the fleet from 29 months to 36 months, were partially offset by a reduction in vehicle operating lease expense due to the purchase of approximately 1,200 trucks in late 1995 that had been leased in 1992.

     Selling, general and administrative expense decreased $6.7 million or 3.1% to $209.6 million (38.6% of revenue compared to 39.6% in 1995). The decrease resulted from a combination of cost savings generated from the consolidation of administrative functions in late 1995 as well as lower advertising expenses.

     Depreciation (net of gains) and amortization expense increased $9.1 million or 8.1% to $122.1 million primarily as a result of the step-up of revenue earning equipment, software development costs and intangible assets to their estimated fair value in connection with the acquisition. The pro forma effect of these changes is reflected in 1996 but not in 1995. The Company did not recognize any vehicle gains or losses for the period from October 17, 1996 through December 31, 1996 as a result of acquired vehicles being adjusted to their fair market values at the date of the acquisition.

     Restructuring charges were $1.9 million in 1996 compared with $6.4 million in 1995. The 1996 charge reflects costs associated with the elimination of the Company-owned car benefit program and employee severance costs resulting from actions taken by RSI during the second and third quarters of 1996. The 1995 charge reflect the

Company's consolidation of 20 administrative locations into two area centers and includes lease termination costs, employee severance costs and employee relocation costs.

     Interest expense of $44.6 million was $15.0 million or 50.7% higher than 1995 due to changes in the Company's financing structure. On a pro forma basis, interest expense in 1996 reflects the impact of borrowings associated with the Transactions while 1995 reflects charges from RSI based upon its overall interest expense.

     Inflation

     The Company does not believe that inflation has had a material impact on its financial position or results of operations during the periods covered by the Consolidated Financial Statements included herein.

     Liquidity and Capital Resources

     The Company's liquidity needs subsequent to the Acquisition arise primarily from debt service, working capital needs and the funding of capital expenditures. The Company's principal sources of cash to fund these liquidity needs have been net cash from operating activities, proceeds from sales of revenue earning equipment and borrowings under the Company's commercial paper program.

     The components of net cash from operating activities are detailed in the Consolidated Financial Statements included herein and include net loss adjusted for (i) depreciation (net of gains) and amortization expense, (ii) deferred income taxes, (iii) extraordinary loss, and (iv) changes in operating assets and liabilities. Net cash flows from operating activities for the year ended December 31, 1997 amounted to $107.0 million.

     The Company's capital expenditures, primarily for the purchase of revenue earning equipment, net of disposal proceeds, were $77.1 million in 1997 compared with $23.8 million for the same period in 1996. The Company disposes of vehicles through several outlets, including trade-ins through manufacturers, sales through RTR's truck sales operations and sales through the Company's independent dealers. The Company also disposes of other property and equipment in the ordinary course of business. The Company estimates that its total capital expenditures for 1998 will range between $130.0 million and $180.0 million and proceeds from dispositions will range between $30.0 million and $50.0 million.

     During 1997, the Company's special purpose subsidiary, FCTR, Inc. ("Finco"), entered into a commercial paper program that permits the issuance of up to $450.0 million in commercial paper notes subject to borrowing base availability provided by the RCTR truck fleet. In conjunction with the commercial paper program, the Company refinanced the amount outstanding on that date under its senior bank facilities. In addition, the Company entered into an agreement pursuant to which the Company has established a five-year, $40.0 million secured revolving credit facility. The Company has also entered into a $50.0 million facility for the issuance of cash collateralized letters of credit. All of the aforementioned agreements contain certain covenants and restrictions, including, among other things, restrictions on the payment of dividends and the incurrence of additional indebtedness.

     Amounts available under the commercial paper program are subject to borrowing base availability and may be generally used for the purchase of trucks. The remaining availability under the commercial paper program on December 31, 1997 was approximately $118.1 million. Amounts available under the $40.0 million revolving credit facility are also subject to borrowing base availability and may be generally used for working capital purposes. The remaining availability under this facility on December 31, 1997 was $37.7 million. The Company generally manages the cash balances and working capital position of the Company to minimize amounts outstanding under the debt agreement.

     During the third quarter, the Company recognized an extraordinary loss from the early extinguishment of debt of $4.6 million, net of related income tax benefit, associated with the refinancing of the senior bank facilities.

     The Company believes that cash generated from operations and asset dispositions, together with the amounts available under the aforementioned facilities, will be adequate to meet its debt service, capital expenditure and working capital requirements for the foreseeable future, although no assurance can be given in this regard.

     Year 2000 Compliance

     As part of the transition to a stand-alone entity, the Company has several new technology initiatives under development which include modification of its computer software for year 2000 compliance. Although it is not possible to quantify the impact year 2000 compliance issues will have on the Company's customers or suppliers, the Company does not anticipate any material adverse effect on its financial condition, liquidity or results of operations.

     Pending Merger

     On March 4, 1998, the Company and Budget Group, Inc. ("Budget") announced the signing of a merger agreement under which the Company is to be acquired by Budget and is to become a separate wholly-owned subsidiary of Budget. Budget also operates Budget Car and Truck Rental. Under the merger agreement, Company shareholders will receive approximately $264 million comprised of $125 million of cash, $119 million of Budget Class A common stock, and up to $20 million of contingent additional consideration. Subject to the receipt of all necessary governmental approvals, closing is expected to occur in the second quarter of 1998.

     Recently Issued Financial Accounting Standards

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in June 1997. This statement, which is required to be adopted in the first quarter of 1998, establishes standards for reporting comprehensive income and its components. This statement is not expected to have a material effect on the Company's financial statements.

     The FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," in June 1997. This statement, which is required to be adopted in the first quarter of 1998, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is not expected to have a material effect on the Company's financial statements.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement addresses costs that are capitalizable and costs that must be expensed, and provides guidance on amortization periods for internal use software. This SOP is required to be adopted for fiscal years beginning after December 15, 1998 and early adoption is encouraged for annual financial statements which had not been issued at the time of the SOP's issuance. The Company's existing accounting policy for software development costs is in conformity with the provisions of this SOP. As such, the Company adopted this statement in the fourth quarter of 1997, resulting in no financial statement impact.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An index to financial statements and supplementary data is set forth immediately following the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Ryder Truck Rental, Inc. ("RTR") is a subsidiary of Ryder System, Inc. ("RSI"). On October 17, 1996, the Company acquired the Consumer Truck Rental Division of RTR.

     The following table sets forth certain information with respect to the executive officers and directors of the Company:

            Name                Age                 Position
            ----                ---                 --------

Jay Alix.....................    42   Chairman of the Board and
                                        Chief Executive Officer
Alfred A. Piergallini........    51   Director
Thomas R. Reusche............    43   Director
Ronald A. Rittenmeyer........    51   President and Chief Operating Officer
                                        and Director
Wallace L. Rueckel...........    54   Director
Edward L. Scarff.............    66   Director
J. William Schutzenhofer.....    61   Director
Gary L. Andrews..............    56   Vice President, Technical Services
Thomas W. Arnst..............    35   Vice President, General Counsel and
                                        Secretary
Steven R. Davison............    46   Vice President and Treasurer
Stephen T. D. Dixon..........    38   Vice President, Revenue Management
James L. Gregory.............    37   Vice President, Marketing
Deborah L. Riston............    47   Vice President, Human Resources
David S. Russell.............    38   Vice President and General Manager,
                                        Field Operations
Larry D. Thogmartin..........    49   Vice President, Finance
Michael A. Zawalski..........    38   Vice President and Chief Financial Officer

     The By-Laws of the Company provide that the Board of Directors shall consist of such number of directors as shall be fixed from time to time by resolution of the Board. The members of the Board were elected in accordance with the provisions of a Shareholders' Agreement among the Company and all of the voting shareholders of the Company pursuant to which Madison Dearborn has the right to designate one director, with the other directors being designated by Questor. See Item 12 "Security Ownership of Certain Beneficial Owners and Management--Shareholders' Agreement."

     Each director of the Company will hold office until replaced at a meeting of shareholders of the Company or until his successor has been elected and qualified. Officers of the Company are elected by the Board of Directors and serve at the discretion of the Board of Directors.

     Jay Alix has been a principal of Questor Principals, Inc. ("Questor Principals") and Questor Management Company ("Questor Management") since 1995 and has been President of Jay Alix & Associates, Inc. ("JA&A"), a nationally known turnaround management firm located in Southfield, Michigan, Chicago and New York City, since 1981. From 1992 to 1995, Mr. Alix and JA&A were retained by General Motors Corporation to direct the restructuring of its National Car Rental subsidiary, and during that period Mr. Alix was the Chief Executive Officer and a director of National Car Rental.

     Alfred A. Piergallini has been President and Chief Executive Officer of Gerber Products Co., which manufactures and sells baby food and offers life insurance services, since April 1989. Mr. Piergallini is also a director of Comerica Incorporated and Toy Biz Inc.

     Thomas R. Reusche has been a principal of Madison Dearborn and a Vice President of Madison Dearborn Partners, Inc., an investment firm, since their inceptions in January 1993. From June 1983 to December 1992, he was a Senior Investment Manager at First Chicago Venture Capital. He is also a director of Hines Horticulture, Inc.

     Ronald A. Rittenmeyer joined the Company in March 1998. Prior to that time, Mr. Rittenmeyer served, under consulting contracts, as President and Chief Operating Officer of the Company from October 1997 to February 1998 and as Executive Vice President from June 1997 to October 1997. Mr. Rittenmeyer was a principal with JA&A from

January 1997 until his employment with the Company. Prior to his engagement with the Company, Mr. Rittenmeyer was President and COO of Merisel, a $3 billion dollar technology distribution company, from October 1995 to December 1996, and prior to that was COO of Burlington Northern Railroad from May 1994 to October 1995. Prior to May 1994, Mr. Rittenmeyer served in various executive positions with Frito Lay, Inc. and Pepsico Foods International for 19 years.

     Wallace L. Rueckel has been Managing Director of Questor Principals and Questor Management since October 1995. Mr. Rueckel has over 30 years experience with several multi-national corporations including Hartmarx Corporation, where he served as Executive Vice President and Chief Financial Officer, Guardian Industries, Sundstrand Corporation and Cummins Engine Company.

     Edward L. Scarff has been a principal of Questor Principals and Questor Management since 1995 and the founder and a general partner of Scarff, Sears & Associates in San Francisco, an investment firm, since 1983. Mr. Scarff has been a private investment banker in San Francisco since 1971. Prior to establishing his own business, Mr. Scarff was a Senior Industrial Economist at the Stanford Research Institute from 1955 to 1959, Head of Investment Research at Investors Diversified Services from 1959 to 1963, President of North American Securities Corporation from 1964 to 1965 and President and Chief Operating Officer of Transamerica Corporation from 1965 to 1970. Mr. Scarff is also a director of Clorox Company.

     J. William Schutzenhofer was with the Shell Oil Company from 1960 until 1995, most recently as Vice President of Marketing.

     Gary L. Andrews joined RTR in 1963. Prior to becoming Vice President, Technical Services, in September 1997, Mr. Andrews had been Vice President, Maintenance and Fleet Purchasing since October 1996. Prior to October 1996, Mr. Andrews was Director of Consumer Maintenance of RTR since June 1992 and Director of Maintenance of RTR from September 1985 to June 1992.

     Thomas W. Arnst joined RSI in 1987 and the Company in 1996. Prior to becoming Vice President, General Counsel and Secretary for the Company, Mr. Arnst was Division Counsel for RSI's Commercial Leasing and Services Division. Prior to that, Mr. Arnst was Division Counsel for RSI's Consumer Truck Rental Division.

     Steven R. Davison joined the Company in January 1997. Immediately prior thereto, Mr. Davison served as a consultant to Questor Management. Mr. Davison was with Hartmarx Corporation, a high-quality apparel manufacturer, from January 1985 to September 1995, most recently as Treasurer.

     Stephen T. D. Dixon joined RTR in 1986. Prior to becoming Vice President, Revenue Management in October 1997, Mr. Dixon had been Chief Information Officer for the Company since October 1996. Prior to October 1996, Mr. Dixon was Director, Central Operations & Development and General Manager of RMM since October 1995. From August 1993 to October 1995, Mr. Dixon served as Director of Pricing and Inventory Management of RTR. From January 1990 to August 1993, Mr. Dixon served as Senior Manager, Rental Pricing of RTR.

     James L. Gregory joined the Company in July 1997 as Vice President, Marketing. Immediately prior to joining the Company, Mr. Gregory was with Hardee's Food Systems from 1991 to 1997, most recently as Vice President, Marketing for the Roy Rogers Restaurant division.

     Deborah L. Riston joined RSI in 1978. Ms. Riston has been Vice President, Human Resources, of the Company since October 1995. From July 1991 to October 1995, Ms. Riston served as Director of Human Resources and, prior to that, as Director of Employee Benefits of RSI.

     David S. Russell joined RTR in 1982. Prior to becoming Vice President and General Manager, Field Operations in September 1997, Mr. Russell had been Vice President, Sales and Dealer Development since October 1996. Prior to October 1996, Mr. Russell served as Vice President, Sales since August 1995. From November 1993 to August 1995, Mr. Russell served as Vice President, Operations & Development of the RTR and General Manager of RMM. From September 1991 to November 1993, Mr. Russell served as District Manager of RTR.

     Larry D. Thogmartin joined RTR in 1971. Prior to becoming Vice President, Finance, of the Company in July 1997, Mr. Thogmartin served as Controller from June 1991 to 1997. Prior to June 1991, Mr. Thogmartin served as the District and Region Controller for RTR.

     Michael A. Zawalski joined the Company in July 1997 as Vice President and Chief Financial Officer. From February 1996 to July 1997, Mr. Zawalski was Vice President, Finance for Coleman Company, an international manufacturer and marketer of high quality recreation, hardware and safety products. Prior to that, Mr. Zawalski was with the Quaker Oats Company, an international manufacturer of food and beverage products, from January 1986 to September 1995 most recently as Vice President and General Manager in the Food Service Division.


ITEM 11.      EXECUTIVE COMPENSATION

     The directors of the Company who are otherwise affiliated with the Company do not receive any compensation for their board membership. The directors who are not otherwise affiliated with the Company each receive $20,000 per year plus $2,000 per board meeting, options and the opportunity to purchase stock.

     Summary Compensation Table

     The following table sets forth the annual and long-term compensation paid by the Company for services rendered by certain of its executive officers (collectively, the "Named Officers") during 1997, the first full fiscal year for which the Named Officers received compensation from the Company, and amounts received from the Company in 1996.


                                                                                              Annual Compensation
                                                                             ------------------------------------------------------
                                                                                                    Other Annual     All Other
                                                                              Salary     Bonus     Compensation(a)  Compensation
Name and Principal Position                                       Year           $         $             $               $
-------------------------------------------------------------------------------------------------  ---------------  ---------------
Gerald R. Riordan, Former President and COO                       1997       $ 243,715   $      0  $     27,004     $   225,931(b)
                                                                  1996(d)       54,083     13,273         3,000               0
David S. Russell, Vice President and General Manager,
   Field Operations                                               1997         141,000    100,000        15,751               0
                                                                  1996(d)       30,958     16,608         1,041               0
Deborah L. Riston, Vice President, Human Resources                1997         140,875     85,000        16,018               0
                                                                  1996(d)       28,875     17,420         1,041               0
Stephen T. D. Dixon, Vice President, Revenue Management           1997         115,833     35,000        10,551         152,282(c)
                                                                  1996(d)       23,125      7,379         1,507               0
Michael A. Zawalski, Vice President and Chief Financial Officer   1997(e)       77,292     75,000            14               0

                                                                  1996               0          0             0               0


-----------
(a) This column represents some or all of the following: perquisite allowance, car allowance, cost of living allowance and imputed income for life insurance.

(b) This amount represents $201,943 of reimbursed relocation costs and $23,988 of severance.

(c)  This amount represents reimbursed relocation costs.

(d) This amount represents compensation for the period from October 16, 1996 (Acquisition Date) through December 31, 1996.

(e) This amount represents compensation for the period from July 23, 1997 through December 31, 1997.

     Mr. Alix does not receive any compensation in his capacity as Chief Executive Officer. See Item 13 "Certain Relationships and Related
Transactions--Transactions with Management and Others--Agreement with Jay Alix & Associates, Inc. for Management Consulting Services."

     Option Grants

     The following table sets forth information regarding grants of options to the Named Officers to purchase stock of the Company during fiscal 1997.

                     Option Grants in Fiscal Year 1997 (a)


                                                    % of Total
                                                     Options                                    Potential Realized Value
                                    Number of       Granted to                                   at Assumed Annual Rates
                                    Securities      Employees    Exercise or                         of Stock Price
                                    Underlying      in Fiscal    Base Price      Expiration      Appreciation for Option
              Name               Options Granted       Year        ($/Sh)           Date                   Term
              ----              -----------------  ------------ ------------    ------------   --------------------------
                                                                                                     5%          10%
                                                                                               ------------- ------------
Gerald R. Riordan, Former
  President and COO                  1,050           18.17%        $1,000          N/A (b)         N/A (b)      N/A (b)
David S. Russell, Vice
  President and General Manager,
  Field Operations                     231            4.00%        $1,000      March 31, 2007     $147,730     $375,817
                                       144            2.49%        $1,000    September 15, 2007     92,092      234,276
Deborah L. Riston, Vice
  President, Human Resources           236            4.08%        $1,000      March 31, 2007      150,928      383,952
                                       130            2.25%        $1,000    September 15, 2007     83,138      211,499
Stephen T. D. Dixon, Vice
  President, Revenue Management        145            2.51%        $1,000      March 31, 2007       92,731      235,903
                                        70            1.21%        $1,000    September 15, 2007     44,767      113,884
Michael A. Zawalski, Vice
  President and Chief Financial        250            4.33%        $1,000       July 23, 2007      160,104      407,424
  Officer


-----------
(a) The options referred to above are exercisable for ten years (subject to certain provisions for earlier termination) limited to 20% of the shares covered thereby in 1998, and an additional 20% each year thereafter, through 2002. The options are generally non-transferable, and the right to exercise any unexercised portion thereof expires upon the occurrence of certain events.

(b) All of Mr. Riordan's options were cancelled under the terms of a severance agreement.

     Aggregated Option Exercises and Fiscal Year End Option Values

     The following table sets forth, on an aggregated basis, information regarding stock of the Company underlying unexercised options during fiscal 1997 by the Named Officers.


                                                                              Number of Securities
                                                                                   Underlying             Value of
                                                                                  Unexercised         Unexercised In-the-
                                                                                   Options at          Money Options at
                                                                                 Year End 1997          Year End 1997
                                                                             ----------------------  ----------------------
                                          Shares Acquired                        Exercisable/            Exercisable/
             Name                           On Exercise      Value Realized      Unexercisable         Unexercisable (a)
             ----                        -----------------  ---------------- ----------------------  ----------------------
Gerald R. Riordan, Former
   President and COO                             --               $ --              -- / --                $ -- / --
David S. Russell, Vice
   President and General
   Manager, Field Operations                     --                 --              -- / 375                 -- / --
Deborah L. Riston, Vice
   President, Human Resources                    --                 --              -- / 366                 -- / --
Stephen T. D. Dixon, Vice
   President, Revenue Management                 --                 --              -- / 215                 -- / --
Michael A. Zawalski, Vice
   President and Chief Financial
   Officer                                       --                 --              -- / 250                 -- / --


-----------

(a) As of December 31, 1997, there was no readily ascertainable fair market value for the Company's common stock. Consequently, the Company used book value as of December 31, 1997 to calculate the value of unexercised in-the-money options.

     Offering of Stock and Options to Management Employees

     During 1997 the Company sold to certain management employees, a Director and a consultant, 1,640 shares of its Class C Common Stock for $1,000 per share (being the price paid by all existing shareholders for the Company's Class A and Class B Common Stock issued in connection with the Acquisition). Of these, 500 shares were redeemed in accordance with the provisions of the subscription agreement. In addition, certain management employees and the Director received options to purchase, for the same price, a total of 5,780 shares. As of December 31, 1997, 4,487 of these options remained outstanding.

     The subscription agreement under which these shares were issued to the employees contains provisions requiring the Company to repurchase the shares (and any other shares of Class C Common Stock acquired by the employees), and the shareholder to sell, at fair market value in the case of an employee's death and, depending on the circumstances, either fair market or book value in the case of an employee's retirement or termination of employment. The agreement under which 200 shares were issued to the Director and the consultant do not contain provisions requiring the Company to repurchase the shares. The holders of the shares have certain other rights, including rights to participate in certain issuances of shares of capital stock to affiliates of the Company, the right to sell shares in certain sales by Questor of its own shares of Common Stock and the right to participate in certain other specified transactions. The agreements provide further that it would be a condition of an initial public offering of the Company's Common Stock that the Company's Restated and Amended Certificate of Incorporation be amended to provide for the conversion of Class C Common Stock into Common Stock of the kind held by Questor. The agreement would terminate (except with respect to options granted thereunder) in the event of an initial public offering.

     Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     The Company has entered into employment agreements with certain executives, including the Named Officers, pursuant to which each such employee will receive a specified base salary and certain severance package, bonuses, stock options and perquisites. Base salary for the Named Officers range from $129,000 to $180,000. Severance for the Named Officers is from 9 to 12 months' salary.

     The Company has entered into a severance agreement with Gerald R. Riordan, its former President and Chief Operating Officer, pursuant to which Mr. Riordan will receive severance payments of approximately $24,000 per month from December, 1997 to July, 2000. In addition, Mr. Riordan will receive certain medical and dental benefits, and reimbursement for certain relocation costs. Mr. Riordan's agreement contains customary provisions dealing with confidentiality, non-solicitation and non-competition.

     Compensation Committee Interlocks and Insider Participation

     The Compensation Committee, which establishes the compensation and related matters for the Company's executives, is comprised of Mr. Jay Alix and Mr. Edward L. Scarff, each of whom are shareholders of Questor Principals and Questor Management. Additionally, Mr. Alix is President of Jay Alix & Associates, Inc. ("JA&A"). The Compensation Committee does not establish the compensation arrangements in connection with the Company's agreements with Questor Management and JA&A. See Item 13 "Certain Relationships and Related Transactions--Transactions with Management and Others--Agreement with Jay Alix & Associates, Inc. for Management Consulting Services."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                          OWNERSHIP OF CAPITAL STOCK

     The Company is authorized to issue 275,000 shares of Common Stock, par value $.01 per share ("Common Stock"), of which 225,000 shares shall be Class A Common Stock, 25,000 shares shall be Class B Common Stock and 25,000 shares shall be Class C Common Stock. As of March 4, 1998, 109,090 shares of Class A Common Stock, 13,910 shares of Class B Common Stock and 975 shares of Class C Common Stock were issued and outstanding.

     The holders of Class A Common Stock are entitled to vote on all matters to be voted upon by shareholders of the Company. Holders of Class B Common Stock and Class C Common Stock have no voting rights other than as required by law and with respect to certain mergers or other transactions in which such holders would be treated differently from holders of Class A Common Stock. Shares of Class A Common Stock are convertible into the same number of shares of Class B Common Stock, and shares of Class B Common Stock are convertible into the same number of shares of Class A Common Stock in connection with certain events, including certain sales of securities, mergers or similar transactions that would result in a change of control of the Company, as provided in the Company's Restated and Amended Certificate of Incorporation. Shares of Class C Common Stock are not convertible into shares of Class A Common Stock or Class B Common Stock, except under the circumstances described under Item 11 "Executive Compensation--Offering of Stock and Options to Management Employees."

     The table below sets forth certain information, as of March 15, 1998, regarding the ownership of (i) Class A Common Stock by each person who beneficially owns five percent or more of the outstanding shares of such common stock and (ii) Company common stock owned by (a) each director and named executive officer of the Company and (b) all directors and executive officers of the Company as a group. This table also gives effect to shares that may be acquired pursuant to options, as described in the footnotes below.


                                                                  Class A Common Stock            Class C Common Stock
                                                            -------------------------------  -------------------------------
                                                              Number of        Percentage      Number of        Percentage
                                                               Class A         of Class A       Class C         of Class C
              Name                                              Shares           Shares          Shares           Shares
---------------------------------                            Beneficially     Beneficially    Beneficially     Beneficially
                                                                Owned            Owned           Owned            Owned
                                                            --------------   --------------  --------------   --------------
All Five Percent Shareholders:
------------------------------
Questor Partners Fund, L.P. (1)                                 62,433            57.2%            --               --
   103 Springer Building
   3411 Silverside Road
   Wilmington, Delaware 19810
Questor Side-by-Side Partners, L.P. (1)                          4,479             4.1%            --               --
   103 Springer Building
   3411 Silverside Road
   Wilmington, Delaware 19810
Madison Dearborn Capital Partners, L.P. (2)                     24,600            22.6%            --               --
   Three First National Plaza Suite 3800
   Chicago, Illinois 60602

All directors and executive officers as a group                 91,512(3)         83.9%           818             66.6%
   (16 in number)

All Directors and Named Executive Officers:
------------------------------------------
   Jay Alix                                                     66,912(1)         61.3%            --               --
   Alfred A. Piergallini                                            --              --            100             10.2%
   Thomas R. Reusche                                            24,600(4)         22.6%            --               --
   Ronald A. Rittenmeyer                                            --              --             --               --
   Wallace L. Rueckel                                               --              --             --               --
   Edward L. Scarff                                             66,912(1)         61.3%            --               --
   J. William Schutzenhofer                                         --              --             --               --
   Gerald R. Riordan                                                --              --             --               --
   Stephen T.D. Dixon                                               --              --             59 (5)          5.9%
   Deborah L. Riston                                                --              --            147 (6)         14.4%
   David S. Russell                                                 --              --            146 (7)         14.3%
   Michael A. Zawalski                                              --              --             --               --


-----------
(1) Questor Principals is the general partner of (i) Questor General Partner, L.P., the general partner of Questor Partners Fund, L.P. ("Questor Partners"), and (ii) Questor Side-by-Side. Questor Management has been appointed to act on behalf of the general partners of Questor Partners and Questor Side-by-Side with respect to matters relating to such partnerships. Questor Partners and Questor Side-by-Side together own beneficially 66,912 shares of Class A Common Stock, representing 61.3% of the outstanding shares of such stock. Jay Alix, Melvyn N. Klein, Dan W. Lufkin and Edward L. Scarff are the shareholders of each of Questor Principals and Questor Management, with the power, jointly, to direct the actions of such corporations, and may be deemed to share beneficial ownership of the shares owned by Questor Partners and Questor Side-by-Side by virtue of their status and rights as such shareholders, but each expressly disclaims beneficial ownership of such shares by reason of such status and rights.

(2) Thomas R. Reusche, a director of the Company, is the designee of Madison Dearborn as a director of the Company.

(3) Consists of (i) the shares of Class A Common Stock owned by Questor Partners and Questor Side-by-Side, as to which Messrs. Alix and Scarff, directors of the Company, may be deemed to share beneficial ownership (see note (1)), and (ii) the shares of Class A Common Stock owned by Madison Dearborn, as to which Mr. Reusche, as the designee of Madison Dearborn as a director of the Company, may be deemed to have beneficial ownership, but Mr. Reusche expressly disclaims beneficial ownership of such shares by reason of such status.

(4) Consists of the shares of Class A Common stock owned by Madison Dearborn, as to which Mr. Reusche, as the designee of Madison Dearborn as director of the Company, may be deemed to have beneficial ownership, but Mr. Reusche expressly disclaims beneficial ownership of such shares by reason of such status.

(5) Includes 29 shares of Class C Common Stock issuable upon the exercise of options exercisable within 60 days of March 15, 1998.

(6) Includes 47 shares of Class C Common Stock issuable upon the exercise of options options exercisable within 60 days of March 15, 1998.

(7) Includes 46 shares of Class C Common Stock issuable upon the exercise of options options exercisable within 60 days of March 15, 1998.

     Each of Societe Generale and Chase Equity, an affiliate of Chase, owns 5,345 shares of Class A Common Stock (each representing 4.9% of the outstanding Class A Common Stock). Societe Generale also owns 9,415 shares of Class B Common Stock and Chase Equity also owns 4,495 shares of Class B Common Stock.

     On March 4, 1998, the Company and Budget announced the signing of a merger agreement under which the Company is to be acquired by Budget and is to become a separate wholly-owned subsidiary of Budget. Subject to the receipt of all necessary governmental approvals, closing is expected to occur in the second quarter of 1998. Consummation of the transactions contemplated by the merger agreement will result in a change in control of the Company, and the outstanding options to acquire shares of Company common stock shall become fully exercisable and vested immediately prior thereto.

     Shareholders' Agreement

     In connection with its formation and the Acquisition, the Company entered into a Shareholders' Agreement (the "Shareholders Agreement") with all of the holders of its Class A Common Stock and Class B Common Stock (collectively, the "Shareholders"). The Shareholders Agreement contains certain restrictions on transfers of Common Stock and provisions under which Shareholders may sell Common Stock or require other Shareholders to sell Common Stock or under which the Company may acquire Common Stock from Shareholders. The Shareholders Agreement provides that, upon certain issuances by the Company of equity securities to any of the initial Shareholders (or their permitted transferees), Shareholders will have rights to maintain their percentage equity interests in the Company's capital stock by purchasing a portion of such equity securities.

     Pursuant to the Shareholders Agreement, each of the Shareholders agrees to vote its shares of Common Stock so that the Board of Directors will consist of one director appointed by Madison Dearborn and as many other directors as shall be appointed by Questor.

     Subject to certain conditions, the Shareholders will have certain demand and "piggyback" rights to have their shares of Common Stock registered under the Securities Act. The Company has agreed to pay the costs and expenses associated with any such registration, except for discounts and commissions.

     The Shareholders Agreement will expire on the earlier to occur of the closing of the underwritten initial public offering of Common Stock of the Company and October 17, 2006.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Transactions with Management and Others


     Management Agreement with Questor Management

     On October 17, 1996, the Company entered into a Management and Consulting Agreement with Questor Management, pursuant to which Questor Management provides consulting, management and advisory services to the Company, including services with respect to strategic planning, financial matters and operations. As compensation for such services, Questor Management is paid an annual management fee of $850,000 and costs and expenses incurred by Questor Management in providing such services. In consideration of services previously rendered by Madison Dearborn and in consideration of consulting, management, and advisory services relating to the Company to be rendered at a reasonable level in the future at the request of Questor Management, Questor Management agreed to pay to Madison Dearborn 20% of the annual management fee paid to Questor Management. The Company also agreed to indemnify Questor Management and its affiliates from liabilities and claims arising out of or in connection with the performance by Questor Management of such services, other than those resulting from the gross negligence or willful misconduct of Questor Management. This agreement will continue for so long as Questor Management or any affiliate thereof or affiliate of any such affiliate continues to hold any shares of common stock of the Company. The agreements provided for in the Management and Consulting Agreement constituted part of the agreement by affiliates of Questor Management for the capitalization of the Company, and, as the Company is controlled by such affiliates, may be deemed not to have been negotiated at arm's length.

     Agreement with Jay Alix & Associates, Inc. for Management Consulting
     Services

     The Company has entered into an agreement with JA&A (the "JA&A Agreement"), pursuant to which JA&A provides financial consulting services to the Company in an effort to improve the Company's operating performance. For such services, JA&A is paid on an hourly basis and is reimbursed for its out-of-pocket expenses. A $250,000 retainer that was paid by the Company in connection with an earlier (now terminated) engagement with JA&A was applied as a retainer for the current JA&A Agreement. Pursuant to the JA&A Agreement, the Company may pay JA&A a contingent success fee. The determination of whether to award such fee, and the amount, if any, thereof, is within the sole discretion of the Company's Board of Directors.

     The Company agreed to indemnify JA&A and its principals, employees and agents from all claims and liabilities relating to or arising out of the engagement, other than for actions taken or omitted to be taken by JA&A in bad faith. The Company believes that the terms of the agreement are at least as favorable to it as those that could have been obtained from an unaffiliated third party.


     Other Transactions with Affiliates

     Ronald A. Rittenmeyer, the Company's President and Chief Operating Officer, was a principal with JA&A from January 1997 until February 1998.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


  (a) Financial Statements and Financial Statement Schedules. See Index immediately following the signature pages.

  (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1997.

  (c)  Exhibits. The following exhibits are included in this Report:

                                 EXHIBIT INDEX

Exhibit
  No.
-------

2.1(1) Agreement and Plan of Merger, dated as of March 4, 1998, by and among Budget Group, Inc., BDG Corporation, Ryder TRS, Inc., Questor Partners Fund, L.P., Questor Side-by-Side Partners, L.P. and Madison Dearborn Capital Partners, L.P.

2.2(1)       Amendment No. 1 to Agreement and Plan of Merger, dated as of
             March 16, 1998, by and among Budget Group, Inc., BDG Corporation,
             Ryder TRS, Inc., Questor Partners Fund, L.P., Questor Side-by-Side
             Partners, L.P. and Madison Dearborn Capital Partners, L.P.
3.1(2)       Restated and Amended Certificate of Incorporation of the Company.

3.2(3)       Restated and Amended By-Laws of the Company.

3.3(2)       Amended and Restated Certificate of Incorporation of RCTR, Inc.

3.4(2)       By-Laws of RCTR, Inc.

3.5          Amended and Restated Certificate of Incorporation of FCTR, Inc.

3.6          By-laws of FCTR, Inc.

4.1(2) Indenture dated as of November 25, 1996, between the Company and The Bank of New York, relating to $175,000,000 principal amount of 10% Senior Subordinated Notes due 2006, including forms of Senior Subordinated Notes.

4.2(2) Exchange and Registration Rights Agreement, dated November 25, 1996, between the Company and Chase Securities Inc. (previously filed as Exhibit 4.7).

10.1(2) Asset and Stock Purchase Agreement dated as of September 19, 1996 between Ryder Truck Rental, Inc. and Ryder TRS, Inc., (previously filed as Exhibit 10.2).

10.2(2)(5)   Dealer Agreement dated as of October 17, 1996 between Ryder Truck
             Rental, Inc. and Ryder TRS, Inc. (previously filed as Exhibit
             10.3).

10.3(2)(5)   Vehicle Maintenance Agreement dated as of October 17, 1996 between
             Ryder Truck Rental, Inc. and Ryder TRS, Inc. (previously filed as
             Exhibit 10.4).

10.4(2)(5)   Used Truck Sales Agreement dated as of October 17, 1996 between
             Ryder Truck Rental, Inc. and Ryder TRS, Inc. (previously filed as
             Exhibit 10.5).

10.5(2)(5)   Administrative Services Agreement dated as of October 17, 1996 between Ryder Truck Rental, Inc. and Ryder TRS, Inc. (previously filed as Exhibit 10.6).

10.6(2)(5)   MIS Support Agreement dated as of October 17, 1996 between Ryder
             Truck Rental, Inc. and Ryder TRS, Inc. (previously filed as Exhibit
             10.7).

10.7(2)(5)   Sublease Agreement dated as of October 17, 1996 between Ryder
             System, Inc. and Ryder TRS, Inc. (previously filed as Exhibit
             10.8).

10.8(2)(5)   Office License Agreements dated as of October 17, 1996 between
             Ryder Truck Rental, Inc. and Ryder TRS, Inc. (previously filed as
             Exhibit 10.9).

Exhibit
  No.
-------

10.9(2) Trademark License Agreement dated October 17, 1996 between Ryder System, Inc. and Ryder TRS, Inc., (previously filed as Exhibit 10.10).

10.10(2) Patent License Agreement dated as of October 17, 1996 between Ryder Truck Rental, Inc. and Ryder TRS, Inc. (previously filed as Exhibit 10.11).

10.11(2)     Copyright License Agreement dated as of October 17, 1996 between

             Ryder Truck Rental, Inc. and Ryder TRS, Inc. (previously filed as
             Exhibit 10.12).

10.12(2)     Software License Agreement dated as of October 17, 1996 between

             Ryder Truck Rental, Inc. and Ryder TRS, Inc. (previously filed as
             Exhibit 10.13).

10.13(2) Management and Consulting Agreement dated as of October 17, 1996 between Ryder TRS, Inc. and Questor Management Company (previously filed as Exhibit 10.14).

10.14(2) Purchase Agreement, dated as of November 20, 1996, by and between Ryder TRS, Inc. and Chase Securities Inc., relating to the Senior Subordinated Notes (previously filed as Exhibit 10.1).

10.15(2) Lease dated March 12, 1997 between Hamilton Oil Building Partnership and Ryder TRS, Inc., (previously filed as Exhibit 10.18).

10.16(3) Amended and Restated Master Motor Vehicle Lease Agreement, dated as of August 7, 1997, between the Company and RCTR, Inc. (previously filed as Exhibit 10.1).

10.17 Amendment No. 1 and Consent thereto, dated as of February 6, 1998, to the Amended and Restated Master Motor Vehicle Lease Agreement dated as of August 7, 1997.

10.18(3) Amended and Restated Credit Agreement, dated as of August 7, 1997, among the Company, Citicorp USA, Inc., as administrative agent and as collateral agent, The Chase Manhattan Bank, as documentation agent, and other lending institutions (previously filed as Exhibit 10.2).

10.19 Amendment No. 1 and Consent, dated as of December 30, 1997, to the Credit Agreement, dated as of October 17, 1996 and amended and restated as of August 7, 1997, and to the Security Agreement dated as of October 17, 1996 and amended and restated as of August 7, 1997.

10.20(4) Loan Agreement, dated as of August 7, 1997, between RCTR, Inc., as borrower, and FCTR, Inc. as lender (previously filed as Exhibit 10.1).

10.21(4) Liquidity Agreement, dated as of August 7, 1997, among FCTR, Inc., as borrower, Citibank N.A., as liquidity agent, and certain financial institutions, as liquidity lenders (previously filed as Exhibit 10.2).

10.22(4) Collateral Agreement, dated as of August 7, 1997, among FCTR, Inc., RCTR, Inc., Citibank, N.A., as liquidity agent and depositary, Citicorp USA, Inc., as agent, and Citicorp Securities, Inc. and Lehman Brothers Inc., as dealers (previously filed as Exhibit 10.3).

10.23 Amendment No. 1 and Consent thereto, dated as of February 6, 1998, to the Collateral Agreement dated as of August 7, 1997.

10.24(4) Depositary Agreement, dated as of August 7, 1997, between FCTR, Inc. and Citibank, N.A., as depositary (previously filed as Exhibit 10.4).

Exhibit
  No.
-------

10.25(4) Dealer Agreement, dated as of August 7, 1997, between FCTR, Inc., RCTR, Inc., Citicorp Securities, Inc. and Lehman Brothers Inc. (previously filed as Exhibit 10.5).

10.26 Guarantee Agreement, dated as of October 7, 1996, as amended and restated as of August 7, 1997, among the Guarantor Subsidiaries and Citicorp USA, Inc.

10.27 Indemnity, Subrogation and Contribution Agreement, dated as of October 17, 1996, as amended and restated as of August 7, 1997, among Ryder TRS, Inc., the Guarantor Subsidiaries and Citicorp USA, Inc.

10.28 Pledge Agreement, dated as of October 17, 1996, as amended and restated as of August 7, 1997, among Ryder TRS, Inc. the Subsidiary Pledgors and Citicorp USA, Inc.

10.29 Security Agreement, dated as of October 17, 1996, as amended and restated as of August 7, 1997, among Ryder TRS, Inc., the Subsidiary Guarantors and Citicorp USA, Inc.

10.30 Amendment No. 2 and Consent thereto, dated as February 6, 1998, to the Security Agreement dated as of October 17, 1996, amended and restated as of August 7, 1997, and further amended as of December 30, 1997.

10.31 Indemnity Escrow Agreement, dated as of December 29, 1997, among Ryder TRS, Inc., as Grantor, and The Chase Manhattan Bank, as Escrow Agent, as amended by Addendum #1 thereto.

10.32        Letter Agreement dated December 9, 1997 between Ryder TRS, Inc.
             and Jay Alix & Associates, Inc.

10.33 Letter of Credit Agreement, dated as of August 7, 1997, between Ryder TRS, Inc. and Citibank, N.A.

10.34 Severance Agreement and Release, dated as of October 7, 1997, between Ryder TRS, Inc. and Gerald R. Riordan.

10.35 Executive Compensation Package Agreement, dated December 18, 1997, between Ryder TRS, Inc. and David S. Russell.

10.36 Executive Compensation Package Agreement, dated December 18, 1997, between Ryder TRS, Inc. and Deborah R. Riston.

10.37 Executive Compensation Package Agreement, dated December 18, 1997, between Ryder TRS, Inc. and Stephen T.D. Dixon.

10.38 Executive Compensation Package Agreement, dated December 18, 1997, between Ryder TRS, Inc. and Michael A. Zawalski.

10.39 Option Agreement Letter dated July 23, 1997, between Ryder TRS, Inc. and Michael A. Zawalski.

12           Statement Regarding Computation of Ratio of Earnings to Fixed
             Charges.

21(3)        Subsidiaries of Ryder TRS, Inc.

23.1         Consent of KPMG Peat Marwick LLP.

27           Financial Data Schedule.

99.1(2)      Press Release dated March 4, 1998.

(1) Incorporated by reference to the identically numbered exhibit to Ryder TRS, Inc., Current Report on Form 8-K filed on March 17, 1998.

(2) Incorporated by reference to the identically numbered exhibit (or to the exhibit as indicated) to Ryder TRS, Inc., Registration Statement on Form S-4, Registration No. 333-20397 (the "Company's Registration Statement").
                                           --------------------------------

(3) Incorporated by reference to the identically numbered exhibit (or the exhibit number as indicated) to Ryder TRS, Inc., Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(4) Incorporated by reference to the identically numbered exhibit (or the exhibit number as indicated) to Ryder TRS, Inc., Current Report on Form 8-K filed on August 21, 1997.

(5) Confidential treatment has been granted by the Securities and Exchange Commission (the "SEC") for portions of these agreements, which portions
                      ---
     were omitted from the Company's Registration Statement and filed separately with the SEC.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on the 30th day of March, 1998.


                                            RYDER TRS, INC.


                                            By: /s/ Ronald A. Rittenmeyer
                                                ------------------------------
                                                Ronald A. Rittenmeyer
                                                President and Chief Operating
                                                Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

   Signature                              Title                      Date
   ---------                              -----                      ----


/s/ Jay Alix                     Chairman of the Board and       March 30, 1998
----------------------------     Chief Executive Officer
    Jay Alix                     (principal executive officer)


                                 President and Chief Operating
/s/ Ronald A. Rittenmeyer        Officer and Director            March 30, 1998
----------------------------
    Ronald A. Rittenmeyer

                                 Chief Financial Officer
/s/ Michael A. Zawalski          (principal financial and        March 30, 1998
----------------------------     accounting officer)
    Michael A. Zawalski


/s/ Alfred A. Piergallini        Director                        March 30, 1998
----------------------------
    Alfred A. Piergallini


/s/ Thomas R. Reusche            Director                        March 30, 1998
----------------------------
    Thomas R. Reusche


/s/ Wallace L. Rueckel           Director                        March 30, 1998
----------------------------
    Wallace L. Rueckel


/s/ Edward L. Scarff             Director                        March 30, 1998
----------------------------
    Edward L. Scarff


/s/ J. William Schutzenhofer     Director                        March 30, 1998
----------------------------
    J. William Schutzenhofer

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                               Page
                                                                                                               ----
Ryder TRS, Inc. and Subsidiaries

Report of Independent Accountants.........................................................................      F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997..............................................      F-3
Consolidated Statements of Operations for the period from September 5, 1996 (date of inception)
   to December 31, 1996 and the year ended December 31, 1997..............................................      F-4
Consolidated Statements of Changes in Shareholders' Equity for the period from September 5, 1996
   (date of inception) to December 31, 1996 and the year ended December 31, 1997..........................      F-5
Consolidated Statements of Cash Flows for the period from September 5, 1996 (date of inception)
   to December 31, 1996 and the year ended December 31, 1997 .............................................      F-6
Notes to Consolidated Financial Statements ...............................................................      F-7
Report of Independent Accountants.........................................................................     F-17
Supplemental Schedule - Valuation Accounts for the period from September 5, 1996
   (date of inception) to December 31, 1996 and the year ended December 31, 1997..........................     F-18

Ryder Consumer Truck Rental Division

Report of Independent Auditors............................................................................     F-19
Combined Balance Sheet at December 31, 1995...............................................................     F-20
Combined Statement of Operations and Changes in Ryder Investment for the year ended
   December 31, 1995......................................................................................     F-21
Combined Statement of Cash Flows for the year ended December 31, 1995.....................................     F-22
Notes to Combined Financial Statements....................................................................     F-23
Report of Independent Auditors............................................................................     F-31
Combined Balance Sheet at October 16, 1996................................................................     F-32
Combined Statement of Earnings and Changes in Ryder Investment for the Period January 1, 1996
   to October 16, 1996....................................................................................     F-33
Combined Statement of Cash Flows for the Period January 1, 1996 to October 16, 1996.......................     F-34
Notes to Combined Financial Statements....................................................................     F-35

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Ryder TRS, Inc.

         We have audited the accompanying consolidated balance sheets of Ryder TRS, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the period from September 5, 1996 (date of inception) to December 31, 1996 and the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ryder TRS, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for the period from September 5, 1996 (date of inception) to December 31, 1996 and the year ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                     COOPERS & LYBRAND L.L.P.

Denver, Colorado
March 5, 1998

                       RYDER TRS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                        Assets                                                   December 31,
                                                                                        -----------------------------
Current assets:                                                                              1996             1997
                                                                                        -------------    ------------
   Cash and cash equivalents                                                            $    17,507      $        --
   Restricted cash -- letters of credit                                                          --            1,650
   Receivables                                                                               33,084           24,278
   Prepaid licenses, net                                                                      1,205            3,641
   Deferred income taxes                                                                      2,613            9,381
   Other current assets                                                                       6,564            8,203
                                                                                        -----------      -----------
          Total current assets                                                               60,973           47,153
Restricted cash -- letter of credit and compensating balances                                    --            5,043
Revenue earning equipment and operating property and equipment, net                         491,054          460,696
Software development costs, net                                                              13,929           18,743
Intangible assets, net                                                                       51,862           47,838
Deferred income taxes                                                                            --            3,954
                                                                                        -----------      -----------
          Total assets                                                                  $   617,818      $   583,427
                                                                                        ===========      ===========
                         Liabilities and Shareholders' Equity
Current liabilities:
   Drafts payable                                                                       $        --      $     6,324
   Accounts payable                                                                          11,499           32,528
   Payable to Ryder Truck Rental, Inc.                                                       16,783            3,888
   Accrued expenses                                                                          23,814           30,439
                                                                                        -----------      -----------
          Total current liabilities                                                          52,096           73,179
Commercial paper notes                                                                           --          227,890
Senior bank facilities                                                                      271,719               --
Senior subordinated notes                                                                   168,900          168,015
Accrued expenses                                                                              4,992           11,849
                                                                                        -----------      -----------
          Total liabilities                                                                 497,707          480,933
                                                                                        -----------      -----------

Redeemable Class C Common Stock: 940 shares issued and outstanding                               --              940
                                                                                        -----------      -----------
Commitments and contingencies (Note 17)

Shareholders' equity:
   Common stock: $.01 par value, 275,000 shares authorized, 109,090 Class A shares,
     13,910 Class B shares and 200 Class C shares (in 1997) issued and outstanding                1                1
   Additional paid-in capital                                                               122,999          123,208
   Accumulated deficit                                                                       (2,889)         (21,655)
                                                                                        -----------      -----------
          Total shareholders' equity                                                        120,111          101,554
                                                                                        -----------      -----------
          Total liabilities and shareholders' equity                                    $   617,818      $   583,427
                                                                                        ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       RYDER TRS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                (in thousands, except share and per share data)

                                                                                          September 5,
                                                                                         1996 (date of           Year
                                                                                         inception) to          Ended
                                                                                          December 31,       December 31,
                                                                                              1996               1997
                                                                                        ----------------    --------------
Truck rental and related revenue                                                        $      103,011      $    545,720
Operating expense                                                                               32,908           191,537
Selling, general and administrative expense                                                     39,317           225,850
Depreciation expense (net of gains) and amortization                                            21,222           112,171
                                                                                        --------------      ------------
          Operating income                                                                       9,564            16,162
Interest expense                                                                                 9,159            39,178
                                                                                        --------------      ------------
          Earnings (loss) before income taxes and extraordinary item                               405           (23,016)
Provision (benefit) for income tax                                                                 156            (8,861)
                                                                                        --------------      ------------
          Earnings (loss) before extraordinary item                                                249           (14,155)
Extraordinary loss on debt extinguishment, net of tax                                           (3,138)           (4,611)
                                                                                        --------------      ------------
          Net loss                                                                      $       (2,889)     $    (18,766)
                                                                                        ==============      ============

Basic and diluted amounts per common share:
     Earnings (loss) before extraordinary item                                          $         3.16      $   (114.09)
                                                                                        ==============      ============
     Extraordinary item, net of tax                                                     $       (39.80)     $    (37.17)
                                                                                        ==============      ============
     Net loss                                                                           $       (36.64)     $   (151.26)
                                                                                        ==============      ============

Weighted average number of common shares                                                        78,846           124,068

 The accompanying notes are an integral part of these consolidated financial statements.

                       RYDER TRS, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Shareholders' Equity
         for the year ended December 31, 1997 and for the period from
          September 5, 1996 (date of inception) to December 31, 1997
                            (dollars in thousands)

                                                                                     Non-redeemable
                                         Class A                 Class B                 Class C
                                       Common Stock           Common Stock            Common Stock
                                   ---------------------  ---------------------   ----------------------
                                    Shares    Par Value    Shares    Par Value     Shares     Par Value
                                   --------  -----------  --------  -----------   ---------  -----------
Balance at September 5, 1996             --    $     --         --   $     --           --    $     --
   (date of inception)
Initial capitalization              109,090           1     13,910         --           --          --
Net loss                                 --          --         --         --           --          --
                                   --------    --------   --------   --------     --------    --------
Balance at December 31, 1996        109,090    $      1     13,910   $     --           --          --
Shares issued                            --          --         --         --          200          --
Class C Shares redeemed at book
   value                                 --          --         --         --           --          --
Net loss                                 --          --         --         --           --          --
                                   --------    --------   --------   --------     --------    --------
Balance at December 31, 1997        109,090    $      1     13,910   $     --          200    $     --
                                   ========    ========   ========   ========     ========    ========


                                    Additional
                                      Paid-In      Accumulated
                                      Capital        Deficit        Total
                                   ------------   -------------  ----------
Balance at September 5, 1996       $        --     $      --     $      --
   (date of inception)
Initial capitalization                 122,999            --       123,000
Net loss                                    --        (2,889)       (2,889)
                                   -----------    ----------     ---------
Balance at December 31, 1996       $   122,999     $  (2,889)    $ 120,111
Shares issued                              200            --           200
Class C Shares redeemed at book
   value                                     9            --             9
Net loss                                    --       (18,766)      (18,766)
                                   -----------     ---------     ---------
Balance at December 31, 1997       $   123,208     $ (21,655)    $ 101,554
                                  ============     =========     =========



  The accompanying notes are an integral part of these consolidated financial statements.

                       RYDER TRS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                           September 5,
                                                                                          1996 (date of
                                                                                          inception) to        Year ended
                                                                                        December 31, 1996   December 31, 1997
                                                                                        ------------------  ------------------
Cash flows from operating activities:
   Net loss                                                                                  $    (2,889)        $   (18,766)

   Adjustments to reconcile net loss to net cash provided by operating activities:
     Write-off of deferred financing costs related to the extinguishment of debt                   5,102               7,497
     Depreciation expense (net of gains) and amortization                                         21,222             112,171
     Amortization of deferred financing costs                                                        471               2,341
     Deferred income tax benefit                                                                  (2,077)            (11,747)
     Change in operating assets and liabilities, net of effects of acquisition in 1996:
        Accounts receivable                                                                       (9,259)             (3,121)
        Prepaid expenses and other current assets                                                   (349)             (3,995)
        Accounts payable and accrued expenses                                                     28,064              31,643
        Payable to Ryder Truck Rental, Inc., net                                                   5,966              (9,037)
                                                                                             -----------         -----------
          Net cash provided by operating activities                                               46,251             106,986
                                                                                             -----------         -----------
Cash flows from investing activities:
   Cash paid for acquisition                                                                    (582,703)                 --
   Purchase price refund receivable from Ryder Truck Rental, Inc.                                 (6,082)              5,429
   Capital expenditures                                                                           (1,955)           (129,385)
   Proceeds from sales of revenue earning equipment                                                3,950              52,290
                                                                                             -----------         -----------
          Net cash used in investing activities                                                 (586,790)            (71,666)
                                                                                             -----------         -----------
Cash flows from financing activities:
   Net borrowing under commercial paper notes                                                         --             233,145
   Borrowing under senior bank facilities                                                        381,000                  --
   Payment on senior bank facilities                                                            (100,000)           (281,000)
   Borrowing under senior subordinated notes                                                     175,000                  --
   Borrowing under senior subordinated credit facility                                           100,000                  --
   Payment on senior subordinated credit facility                                               (100,000)                 --
   Drafts payable                                                                                     --               6,324
   Capital contributions                                                                         123,000                  --
   Deferred financing costs                                                                      (20,954)             (5,752)
   Change in restricted cash                                                                          --              (6,693)
   Issuance of Class C common stock                                                                   --               1,640
   Redemption of Class C common stock                                                                 --                (491)
                                                                                             -----------         -----------
          Net cash provided by (used in) financing activities                                    558,046             (52,827)
                                                                                             -----------         -----------
          Increase (decrease) in cash and cash equivalents                                        17,507             (17,507)
Cash and cash equivalents at beginning of period                                                      --              17,507
                                                                                             -----------         -----------
Cash and cash equivalents at end of period                                                   $    17,507         $        --
                                                                                             ===========         ===========
Supplemental disclosures:
   Cash paid for:
          Interest                                                                           $     3,398         $    41,005
                                                                                             ===========         ===========
          Income taxes                                                                       $        --         $       783
   Non-cash item:
          Purchase adjustments increasing assets acquired and liabilities assumed            $        --         $     2,868
                                                                                             ===========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       RYDER TRS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business:

         Ryder TRS, Inc. ("TRS") was incorporated on September 5, 1996 for the purpose of consummating the transactions that are more fully described in Note 3 below. TRS (together with its subsidiaries, the "Company") is a provider of truck rentals and related moving supplies and services to the consumer and light commercial markets in the United States. The Company rents trucks, towing equipment and accessory equipment, and sells liability-limiting products and moving supplies to consumers and commercial customers through a nationwide network that approximated 3,900 dealers at December 31, 1997.

2. Summary of Significant Accounting Policies:

         Basis of Consolidation. The accompanying financial statements include the operations, assets and liabilities of TRS and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash and Cash Equivalents. All highly liquid investments with maturities of three months or less when purchased are cash equivalents. Cash which is restricted as to its use is segregated on the Company's balance sheet and is excluded from cash and cash equivalents.

         Revenue Recognition. Truck rental and related revenue is recognized as earned.

         Prepaid Licenses. Vehicle licensing fees are deferred when paid and amortized to expense over the period to which the fees relate.

         Advertising Costs. Yellow Page directory costs are deferred when paid and amortized over the period the directories are effective, which is typically 12 months. Unamortized prepaid Yellow Page directory costs were $5.4 million and $5.8 million at December 31, 1996 and 1997, respectively. The Company expenses the production costs of advertising as incurred. The cost of air time and print space for media advertising is expensed when used. Total advertising expense was $3.2 million for the period from September 5, 1996 to December 31, 1996, and $31.3 million for the year ended December 31, 1997.

         Revenue Earning Equipment and Operating Property and Equipment. Revenue earning equipment, principally rental trucks, and operating property and equipment that were acquired, pursuant to the transaction described in Note 3, are recorded based on an allocation of purchase price to estimated fair value as of the acquisition date. Subsequent additions are stated at cost. Depreciation is computed using the straight-line method over lives as follows: (i) revenue earning equipment--1 to 8 years; (ii) office equipment and furniture--1 to 7 years; and (iii) transfer vehicles--1 to 4 years. Vehicle repairs and maintenance which do not extend the life or increase the value of the vehicle are expensed as incurred.

         Software Development Costs. The Company capitalizes certain external and internal direct costs incurred in developing and obtaining internal use software. Costs are amortized over their expected useful lives, which is five years for most software projects. Software maintenance costs are amortized over the maintenance period. Software training costs are expensed as incurred. Accumulated amortization related to software development costs was $0.3 million and $2.8 million at December 31, 1996 and 1997, respectively.

         Deferred Financing Costs. Deferred financing costs relate to costs associated with the senior bank facilities, commercial paper notes, senior subordinated loan facility, and senior subordinated notes. These costs are presented in the balance sheet as offsets to the related debt and are amortized to interest expense over the expected terms of the related debt.

                       RYDER TRS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

         Intangible Assets. Intangible assets represent costs allocated to the tradename and the dealer network acquired with the Company. The cost of the tradename is being amortized on a straight-line basis over the ten-year term of the Trademark License Agreement with Ryder Truck Rental, Inc. The cost of the dealer network is being amortized on a straight-line basis over a fifteen-year period.

         Income Taxes. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. Deferred tax balances will be adjusted for tax law changes in periods that include the enactment date of any tax rate or law changes. No impairment reserve was considered necessary at December 31, 1996 and 1997.

         Impairment of Long-lived Assets. The carrying value of long-lived assets is reviewed when events or changes in circumstances indicate the value may not be recoverable from projected undiscounted future cash flows. No impairment reserve was considered necessary at December 31, 1997.

         Basic and Diluted Per Common Share Amounts. Basic and diluted amounts per common share are based on the weighted average number of common shares outstanding during the period. Outstanding options for Class C Common Stock (Note 16) were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. These could potentially dilute EPS in the future.

         Reclassifications. Certain reclassifications have been made to the 1996 financial statements to conform to current year presentation.

         Impact of Recent Accounting Pronouncements. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income" in June 1997. This statement, which is required to be adopted in the first quarter of 1998, establishes standards for reporting comprehensive income and its components. This statement is not expected to have a material effect on the Company's financial statements.

         The FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in June 1997. This statement, which is required to be adopted in the first quarter of 1998, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. This statement is not expected to have a material effect on the Company's financial statements.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement addresses costs that are capitalizable, costs that must be expensed, and provides guidance on amortization periods for internal use software. The Company's existing accounting policy for software development costs is in conformity with the provisions of this SOP. As such, the Company adopted this statement in the fourth quarter of 1997, resulting in no financial statement impact.

3. Acquisition of the Ryder Consumer Truck Rental Business:

         On October 17, 1996, pursuant to an Asset and Stock Purchase Agreement, the Company acquired from Ryder Truck Rental, Inc., a subsidiary of Ryder System, Inc. (collectively, the "Seller"), substantially all the assets and assumed certain of the liabilities of the Seller's Consumer Truck Rental division (the "Business"). The aggregate adjusted cash purchase price was approximately $573.3 million, which is net of $6.0 million subsequently refunded to the Company. In addition, the Company paid approximately $9.4 million of fees and expenses that were capitalized as part of the acquisition cost (see Note 4). The acquisition of the Business has been accounted for as a purchase and, accordingly, its results of operations are included in the consolidated financial statements since the date of acquisition.

                       RYDER TRS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Financing for the acquisition and $14.8 million of deferred financing costs consisted of (i) $123.0 million of equity capital through the issuance of 109,090 shares of Class A Common Stock and 13,910 shares of Class B Common Stock; (ii) $350.0 million of term loans and $31.0 million of revolving loans borrowed under a $500.0 million senior secured credit facility with certain banks (the "Senior Bank Facilities"); and (iii) $100.0 million of loans borrowed under a senior subordinated loan facility (see Notes 11 and 12).

3. Acquisition of the Ryder Consumer Truck Rental Business (continued):

         The purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. The resulting book value of assets acquired and liabilities assumed is summarized as follows (in thousands):

          Revenue earning equipment and operating property and equipment           $     522,556
          Software development costs                                                      13,915
          Prepaid expenses and other current assets                                        8,106
          Dealer network and tradename                                                    52,700
          Accounts payable and accrued liabilities                                       (14,574)
                                                                                    ------------
                    Total                                                          $     582,703
                                                                                    ============

         The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the Business had occurred as of January 1, 1996. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that may be obtained in the future (in thousands):

                                                                                     Pro Forma Year
                                                                                 End December 31, 1996
                                                                                      (unaudited)
                                                                                 ----------------------
          Truck rental and related revenue                                         $     542,790
          Operating income                                                                32,285
          Net loss                                                                        (8,005)

4. Transactions with Affiliated Parties:

         In conjunction with the acquisition, the Company paid and capitalized merger and acquisition fees totaling $8.0 million to certain shareholders or their affiliates for services relating to the acquisition. Additionally, the Company entered into a Management and Consulting Agreement with an affiliate of one of the Company's shareholders providing for annual compensation of $850,000, subject to certain conditions, for a period that will continue for as long as the shareholder or certain affiliates of the shareholder hold any shares of Common Stock of the Company. The Company also entered into an agreement for certain advisory services with another affiliate of one of the shareholders which can be terminated by either party at any time. During the period from September 5, 1996 through December 31, 1996, and the year ended December 31, 1997, the amounts charged to earnings with respect to this agreement were approximately $0.8 million and $4.3 million, respectively.

5. Restricted Cash

         Under terms of the commercial paper notes (see Note 10), the Company is required to maintain on deposit compensating balances equal to 2% of the outstanding face amount of the commercial paper notes. The Company invests in investment-grade quality commercial paper, restricted as to use, as collateral under certain current and noncurrent letter of credit arrangements.

                       RYDER TRS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Revenue Earning Equipment and Operating Property and Equipment:

     Revenue earning equipment and operating property and equipment consisted of the following as of December 31 (in thousands):

                                                       1996             1997
                                                       ----             ----
          Trucks                                   $   479,736      $   517,879
          Towing equipment and other                    14,786           15,982
          Office equipment and furniture                14,336           16,722
          Transfer vehicles                                397            1,158
                                                   -----------      -----------
                                                       509,255          551,741
          Accumulated depreciation                     (18,201)         (91,045)
                                                   -----------      -----------
                    Total                          $   491,054      $   460,696
                                                   ===========      ===========


7. Accounts Receivable:

     Accounts receivable consisted of the following as of December 31 (in thousands):

                                                      1996             1997
                                                      ----             ----
          Accounts receivable                      $     9,456      $    15,004
          Receivables from truck sales                   6,926            5,047
          Receivable from Ryder Truck Rental, Inc.      10,817            6,959
          Purchase price adjustment from Seller          6,190               --
                                                   -----------      -----------
                                                   $    33,389      $    27,010
          Allowance for doubtful accounts                 (305)          (2,732)
                                                   -----------      -----------
                    Total                          $    33,084      $    24,278
                                                   ===========      ===========


8. Intangible Assets:

     Intangible assets consisted of the following as of December 31 (in thousands):

                                                     1996              1997
                                                     ----              ----
          Tradename                                $   15,300       $   15,300
          Dealer network                               37,400           37,400
                                                   ----------       ----------
                                                       52,700           52,700
          Accumulated amortization                       (838)          (4,862)
                                                   ----------       ----------
                    Total                          $   51,862       $   47,838
                                                   ==========       ==========


9. Accrued Expenses:

     Accrued expenses consisted of the following as of December 31 (in thousands):

                                                       1996             1997
                                                       ----             ----
          Auto and general liability reserves      $     4,789      $    20,784
          Dealer commissions                             6,930            7,143
          Employee related accruals                      1,640            4,654
          Accrued purchase costs                         6,000            4,347
          Interest                                       5,291            1,872
          Other                                          4,156            3,488
                                                   -----------      -----------
                    Total                               28,806           42,288
          Non-current portion                           (4,992)         (11,849)
                                                   -----------      -----------
                    Current portion                $    23,814      $    30,439
                                                   ===========      ===========

                       RYDER TRS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commercial Paper Notes:

         During 1997, the Company's special purpose subsidiary, FCTR, Inc. ("Finco"), entered into a commercial paper program that permits the issuance of up to $450.0 million in commercial paper notes, subject to borrowing base availability provided by the RCTR truck fleet. A liquidity facility (the "Facility") provides committed liquidity support for a period of 364 days renewable at the option of the lenders. Any advances under the Facility that are outstanding on the termination date of a liquidity lender's commitment will not mature for eighteen months after such termination date. Accordingly, any amounts outstanding under the program or advances outstanding under the Facility are classified as long-term debt. RCTR, Inc., a wholly-owned special purpose subsidiary of the Company ("Leasco"), and Finco each have their own separate creditors which, upon the liquidation of either subsidiary, will be entitled to be satisfied out of the assets of Leasco or Finco, respectively, prior to any value in either of the subsidiaries becoming available to the Company. Finco's obligations are collateralized by (i) its rights to receive payments under a loan agreement with Leasco, (ii) any of Finco's cash and eligible investments,
(iii) an assignment of Leasco's rights under the lease agreement with the Company (including the rights to receive payments thereunder), and (iv) the vehicles in Leasco's fleet.

         In conjunction with the commercial paper program, TRS entered into an agreement pursuant to which TRS has established a five-year, $40.0 million secured revolving credit facility. The Company has also entered into a $50.0 million facility for the issuance of cash collateralized letters of credit. No amounts were outstanding at December 31, 1997 under either of these facilities. Commitment fees for these facilities are based on 0.05% of the unused portion.

         Commercial paper notes and related agreements consisted of the following as of December 31, 1997 (in thousands):

         Commercial paper notes                                  $  233,145
         Deferred financing costs and unamortized discounts          (5,255)
                                                                 -----------
                   Total                                         $  227,890
                                                                 ==========


The outstanding commercial paper notes reported at December 31, 1997 are net of $19.1 million which is held for the benefit of another party by a member of the consolidated group.

         All of the aforementioned agreements contain certain convenants and restrictions, including, among other things, restrictions on the payment of the dividends and the incurrence of additional indebtedness. In addition, under these agreements, the Company is required to comply with specified financial ratios and tests. As of December 31, 1997, the Company was in compliance with such covenants.

         The carrying value of the commercial paper notes approximates its fair value. The effective interest rate of Commercial Paper Notes for the period they were outstanding during 1997 ranged from 5.58% to 6.20%.

11. Senior Subordinated Notes:

         During 1996, the Company issued $175.0 million of 10% Senior Subordinated Notes (the "Notes") due December 1, 2006 with interest payable semiannually commencing June 1, 1997. The Senior Subordinated Notes consisted of the following as of December 31 (in thousands):

                                                    1996              1997
                                                    ----              ----
         Senior Subordinated Notes              $   175,000       $   175,000
         Deferred financing costs                    (6,100)           (6,985)
                                                -----------       -----------
                   Total                        $   168,900       $   168,015
                                                ===========       ===========

                        RYDER TRS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The 10% Notes are uncollateralized obligations of the Company, are not redeemable prior to December 1, 2001 except as discussed below, and are redeemable at the option of the Company, in whole or in part, at the following redemption prices (expressed as a percentage of principal amount), if redeemed during the 12 month period commencing on December 1 of the years set forth below:

                                                            Redemption
          Period                                              Price
          ------                                            ----------
          2001                                               105.000%
          2002                                               103.333%
          2003                                               101.667%
          2004 and thereafter                                100.000%

         Prior to December 2, 1999, the Company may also redeem up to 33.3% of the original principal amount with proceeds of one or more public offerings at a redemption price of 110%. In addition, upon the occurrence of a change of control, the Notes may also be redeemed at the option of the Company, upon the payment of an applicable premium. If a change of control occurs on or after December 1, 2001, each holder of the Notes may require the Company to repurchase all or a portion of such holder's Notes at a purchase price equal to 101% of the principal amount thereof. The terms of the Notes include restrictions on additional indebtedness, asset sales, dividends, mergers and transactions with affiliates.

         The net proceeds from the issuance of the Notes were used to refinance the then existing $100.0 million senior subordinated loan facility and $69.0 million of the term facility. During 1996, and in connection with the refinancing, the Company recognized an extraordinary loss of $3.1 million, net of related income tax benefit of $2.0 million, from the extinguishment.

         The carrying value of the Notes approximates its fair amount as of December 31, 1997 and 1996.

12. Senior Bank Facilities:

     Senior Bank Facilities consisted of the following as of December 31 (in thousands):

                                                         1996            1997
                                                         ----            ----
         $350.0 million Term Facility                $  281,000       $       --
         Deferred financing costs                        (9,281)              --
                                                     ----------       ----------
                   Total                             $  271,719       $       --
                                                     ==========       ==========

         The Senior Bank Facilities consisted of a $350.0 million term facility (the "Term Facility") and a $150.0 million revolving credit facility (the "Revolving Credit Facility"), of which $50.0 million was available for letters of credit. At December 31, 1996, no amount was outstanding under the Revolving Credit Facility. During 1997, the Company recognized an extraordinary loss of $4.6 million, net of related income tax benefit of $2.9 million, from the extinguishment of debt associated with the refinancing of amounts outstanding under the Senior Bank Facilities.

                       RYDER TRS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 13. Income Taxes:

         Income tax provision (benefit) included the following components (in thousands):

                                                                                  September 5,
                                                                                  1996 (date of
                                                                                  inception) to            Year ended
                                                                                  December 31,            December 31,
                                                                                      1996                    1997
                                                                                 ---------------         --------------
         Current tax:
              Federal                                                               $       224           $        --
              State                                                                          45                    --
                                                                                    -----------           -----------
                                                                                            269                    --
                                                                                    -----------           -----------

         Deferred tax:
              Federal                                                                       (92)               (7,758)
              State                                                                         (21)               (1,103)
                                                                                    -----------           -----------
                                                                                           (113)               (8,861)
                                                                                    -----------           -----------
         Income tax expense (benefit)                                               $       156           $    (8,861)
                                                                                    ===========           ===========

     A reconciliation of the Federal statutory tax rate with the effective tax rate (benefit) rate as a percentage of pretax earnings or loss is as follows:

                                                                                      1996             1997
                                                                                      ----             ----
         Statutory tax rate                                                           34.0%           (34.0)%
         State income taxes, net of Federal income tax benefit                         4.8             (4.8)
         Other                                                                        (0.3)             0.3
                                                                                     -----            -----
         Effective tax rate (benefit)                                                 38.5%           (38.5)%
                                                                                     =====            =====

     The components of the net deferred income tax accounts as of December 31 were as follows (in thousands):

                                                                                        1996              1997
                                                                                        ----              ----
         Deferred income tax assets:
              Accrued self-insurance                                                $     1,980      $     8,074
              Net operating loss carryforward                                             2,087           50,969
              Alternative minimum tax credit carryforward                                   269               --
              Miscellaneous other accruals                                                  364            1,307
                                                                                    -----------      -----------
                                                                                          4,700           60,350
                                                                                    -----------      -----------

          Deferred income tax liabilities:
              Property and equipment basis differences                                   (2,506)         (47,015)
              Other items                                                                  (117)              --
                                                                                    -----------      -----------
                                                                                         (2,623)         (47,015)
                                                                                    -----------      -----------
          Net deferred income tax asset                                             $     2,077      $    13,335
                                                                                    ===========      ===========

     At December 31, 1997, the Company has net operating loss carryforwards of $131.2 million which will expire in 2011 and 2012 if not utilized. Based on current estimates of future earnings, the net deferred tax asset is expected to be recovered within the next five to ten years. Therefore, the Company has recorded no valuation allowance against its deferred tax assets as of December 31, 1996 and 1997.

                        RYDER TRS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Transactions with Seller:

         In connection with the acquisition of the Business, the Company entered into various agreements with the Seller regarding dealer relationships, vehicle maintenance, facility leases, sales of used trucks, administrative services and management information systems support. The agreements generally specify periods of 60 to 90 days in which the Company, or either party in some cases, must give notice to cease support for the functions. During the period from September 5, 1996 to December 31, 1996 and the year ended December 31, 1997, the amounts charged to earnings with respect to these agreements were approximately $17.0 million and $48.4 million, respectively.

15. Common Stock:

         The Company's Certificate of Incorporation authorizes 275,000 shares of Common Stock designating 225,000 shares as Class A Common Stock, 25,000 shares as Class B Common Stock and 25,000 shares as Class C Common Stock.

         The holders of the Class B Common Stock and Class C Common Stock have no voting rights except in certain limited circumstances. Class A Common Stock is convertible into the same number of shares of Class B Common Stock. Upon the occurrence of certain events, Class B Common Stock is convertible into the same number of shares of Class A Common Stock. Class C Common Stock is not convertible into Class A Common Stock or Class B Common Stock.

         The Company and all of the holders of its Class A Common Stock and Class B Common Stock (collectively, the "Shareholders") are parties to a shareholders' agreement (the "Shareholders Agreement"). The Shareholders Agreement contains certain restrictions on transfers of Common Stock and provisions under which Shareholders may sell Common Stock or require other Shareholders to sell Common Stock or under which the Company may acquire Common Stock from Shareholders. The Shareholders Agreement provides that, upon certain issuances by the Company of equity securities to any of the initial Shareholders (or their permitted transferees), Shareholders will have rights to maintain their percentage equity interests in the Company's capital stock by purchasing a portion of such equity securities.

16. Redeemable Class C Common Stock

         During 1997, the Company sold to certain management employees, a Director and a consultant, 1,640 shares of its Class C Common Stock for $1,000 per share. Redemptions of 500 shares of the Class C Common Stock occurred during 1997. During 1997, certain management employees and the Director received options to purchase, for the same price, a total of 5,780 additional shares.

         The agreement under which these shares were issued to the employees contains provisions requiring the Company to repurchase the shares (and any other shares of the Class C Common Stock acquired by the employees), and the shareholder to sell, at fair market value in the case of an employee's death and, depending on the circumstances, either fair market or book value in the case of an employee's retirement or termination of employment. The agreement under which 200 shares were issued to the Director and the consultant do not contain provisions requiring the Company to repurchase the shares. The holders of the shares have certain other rights, including rights to participate in certain issuances of shares of capital stock to affiliates of the Company, and the right to sell shares if certain controlling shareholders sell any of their own shares of common stock in the Company, and the right to participate in other specified transactions. The agreement further provides that it would be a condition of an initial public offering of the Company's common stock that the Company's Certificate of Incorporation be amended to provide for the conversion of Class C Common Stock into common stock.

         The options referred to above are exercisable for ten years (subject to certain provisions for earlier termination) limited to 20% of the shares covered thereby in 1998, and an additional 20% each year thereafter, through 2002. The options are generally non-transferable, and the right to exercise any unexercised portion thereof expires upon the occurrence of certain events.

                        RYDER TRS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense for stock options granted to employees or directors under the Company's stock option plans is generally measured as the difference between the estimated fair market value of the Company's stock at the date of grant and the amount an employee must pay to acquire the stock. The options granted during 1997 were issued at an exercise price of $1,000, the estimated fair market value on the date of each grant.

         Options outstanding as of December 31, 1996                                                --
         Options granted                                                                         5,780
         Options exercised                                                                          --
         Options forfeited                                                                      (1,293)
                                                                                            -----------
         Options outstanding as of December 31, 1997                                            (4,487)
                                                                                            -----------

         Options exercisable as of December 31, 1997                                                --
         Weighted average fair value per option granted during the year                        $   144
         Weighted average remaining contractual life in years                                        9

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation expense been determined based on fair value of the options granted at their grant dates, consistent with the fair value approach prescribed by SFAS No. 123, the Company's net loss and net loss per share for the year ended December 31, 1997 would have been reflected as the pro forma amounts indicated below:

                                                                                   As reported       Pro Forma
                                                                                   -----------       ---------
         Net loss (in thousands)                                                    $   18,766       $  18,940
         Basic and diluted net loss per share                                       $   151.26       $  152.66

         The fair value of each option granted was estimated on the date of grant using a minimum value option-pricing model with the following assumptions:
(i) expected life of five years, (ii) dividend yield of 0%, and (iii) forfeiture rate of 5%. The effects of applying SFAS No. 123 in providing pro forma disclosures are not likely to be representative of the effects on reported net income in future years.

17. Commitments and Contingencies:

         The Company leases facilities and office equipment under operating lease agreements. The consolidated statements of operations include rent expense of $0.6 million and $3.5 million for the period from September 5, 1996 (date of inception) to December 31, 1996 and the year ended December 31, 1997, respectively. Future annual minimum payments for facilities and office equipment leases in effect at December 31, 1997 are as follows (in thousands):

              1998                                           $    2,909
              1999                                                2,108
              2000                                                1,798
              2001                                                  988
              2002                                                  990
              Thereafter                                          2,069

                        RYDER TRS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has retained a portion of its risk under automobile and general liability insurance and other insurance programs for activities subsequent to the Acquisition. Coverage varies, but generally the Company retains a significant portion of the per occurrence claims under $1 million. The Company has excess liability insurance per occurrence for claims between $1 million and $100 million. The reserves for these claims are based on actuarial or other estimates. There can be no assurance that the estimates will not change as a result of limitations inherent in the estimation process.

         In the normal course of its business, the Company has made various commitments to purchase vehicles over the next several months.

         The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.

18. Pending Merger:

         On March 4, 1998, the Company and Budget Group, Inc. ("Budget") announced the signing of a merger agreement under which the Company is to be acquired by Budget and is to become a separate and wholly-owned subsidiary of Budget. Budget also operates Budget Car and Truck Rental. Under the merger agreement, Company shareholders will receive approximately $264 million comprised of $125 million of cash, $119 million of Budget Group Class A Common Stock and up to $20 million of contingent additional consideration. Subject to the receipt of all necessary governmental approvals, closing is expected to occur in the second quarter of 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of Ryder TRS, Inc. and Subsidiaries is included on page F-2 of the Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included on page F-17 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                           COOPERS & LYBRAND L.L.P.


Denver, Colorado
March 5, 1998

                        RYDER TRS, INC. AND SUBSIDIARIES

                   SUPPLEMENTAL SCHEDULE - VALUATION ACCOUNTS
                                 (In Thousands)

                                               Balance at    Amount                  Balance at
                                               Beginning   Charged to                   End
                                               of Period     Expense    Deductions   of Period
                                               ---------   ----------   ----------   ----------
Allowance for bad debts:

    September 5 (date of inception) to         $      --   $      783    $   478     $     305
         December 31, 1996                      ========    =========     ======      ========

    Year ended December 31, 1997               $     305   $    4,859    $ 2,432     $   2,732
                                                ========    =========     ======      ========

Allowance for revenue earning equipment:

    September 5 (date of inception) to         $      --   $       --    $    --     $      --
         December 31, 1996                      ========    =========     ======      ========

     Year ended December 31, 1997              $      --   $    2,000    $    --     $   2,000
                                                ========    =========     ======      ========

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Ryder System, Inc.:

We have audited the accompanying combined balance sheet of Ryder Consumer Truck Rental (a division of Ryder Truck Rental, Inc., a wholly-owned subsidiary of Ryder System, Inc.) as of December 31, 1995, and the related combined statements of operations and changes in Ryder investment and of cash flows for the year then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Ryder Consumer Truck Rental as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                            KPMG Peat Marwick LLP

Miami, Florida
September 23, 1996

                           RYDER CONSUMER TRUCK RENTAL

                             COMBINED BALANCE SHEETS

                                                                   December 31,
                                                                       1995
                                                                 ---------------
                                                                  (In Thousands)
Assets
Current assets:
     Cash....................................................       $    2,610
     Receivables.............................................           35,780
     Tires in service........................................           27,603
     Deferred income taxes...................................            7,733
     Prepaid expenses and other current assets...............           10,451
                                                                    ----------
          Total current assets...............................           84,177
Revenue earning equipment....................................          519,762
Operating property and equipment.............................           21,409
Other assets.................................................            4,469
                                                                    ----------
          Total assets.......................................       $  629,817
                                                                    ==========
Liabilities and Ryder Investment
Current liabilities:
     Accounts payable........................................       $    6,737
     Accrued expenses and other liabilities..................           34,886
                                                                    ----------
          Total current liabilities..........................           41,623
Deferred income taxes........................................           70,175
Other non-current liabilities................................           27,582
Investment by and advances from Ryder........................          490,437
                                                                    ----------
          Total liabilities and Ryder investment.............       $  629,817
                                                                    ==========

            See accompanying notes to combined financial statements.

                           RYDER CONSUMER TRUCK RENTAL

        COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN RYDER INVESTMENT

                                                                              Year Ended
                                                                           December 31, 1995
                                                                           -----------------
                                                                             (In Thousands)
Truck rental and related revenue........................................       $   546,721
Operating expense.......................................................           185,920
Selling, general and administrative expense.............................           213,600
Depreciation expense, net of gains......................................           104,258
Interest expense........................................................            29,663
Restructuring and other charges.........................................             6,370
Miscellaneous expense, net..............................................               324
                                                                               -----------
                                                                                   540,135
                                                                               -----------
    Earnings before income taxes........................................             6,586
Provision for income taxes..............................................             2,984
                                                                               -----------
Net earnings............................................................       $     3,602
                                                                               ===========
Changes in Ryder Investment:
    Investment by and advances from Ryder at beginning of period........       $   412,058
    Net earnings........................................................             3,602
    Net change in investment by and advances from Ryder.................            74,777
                                                                               -----------
    Investment by and advances from Ryder at end of period..............       $   490,437
                                                                               ===========

            See accompanying notes to combined financial statements.

                           RYDER CONSUMER TRUCK RENTAL

                        COMBINED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended
                                                                                        December 31, 1995
                                                                                        -----------------
                                                                                          (In Thousands)
Cash flows from operating activities:
     Net earnings.............................................................               $    3,602
     Depreciation expense, net of gains.......................................                  104,258
     Deferred income taxes....................................................                    2,852
     Increase in receivables..................................................                   (9,169)
     Decrease in accounts payable.............................................                  (17,607)
     Decrease in accrued expenses and other liabilities.......................                   (5,045)
     Decrease in other non-current liabilities................................                   (1,393)
     Other, net...............................................................                    1,835
                                                                                             ----------
          Net cash provided by operating activities...........................                   79,333
                                                                                             ----------
Cash flows from investing activities:
     Purchases of property and revenue earning equipment......................                 (223,749)
     Sales of property and revenue earning equipment..........................                   72,410
     Other, net...............................................................                   (1,992)
                                                                                             ----------
          Net cash used in investing activities...............................                 (153,331)
                                                                                             ----------
Cash flows from financing activities:
     Net increase in investments by and advances from Ryder...................                   74,777
                                                                                             ----------
          Net cash provided by financing activities...........................                   74,777
                                                                                             ----------
Increase in cash..............................................................                      779
Cash at beginning of period...................................................                    1,831
                                                                                             ----------
Cash at end of period.........................................................               $    2,610
                                                                                             ==========

            See accompanying notes to combined financial statements.

                           RYDER CONSUMER TRUCK RENTAL

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                          Year Ended December 31, 1995

NOTE 1--NATURE OF BUSINESS

         Ryder Consumer Truck Rental (the "Company") is a division of Ryder Truck Rental, Inc., a wholly-owned subsidiary of Ryder System, Inc. ("Ryder"). The Company consists of the U.S.-based consumer truck rental operations of Ryder and Ryder's wholly-owned subsidiary, Ryder Move Management, Inc. The Company is engaged in the domestic rental of trucks to do-it-yourself movers and "light commercial" customers, and the sale of related moving accessories and liability-limiting products. The Company, through Ryder Move Management, is also engaged in household goods relocation services for corporate employee relocation programs. The Company's truck rental distribution network consists of independent dealers and Ryder branch locations. Approximately 10% to 15% of the Company's revenue is generated through Ryder branch locations. The Company's business is seasonal, with generally higher levels of demand during the summer months. As a result, the Company typically experiences greater profitability in the second half of the year compared with the first half.

NOTE 2--SALE OF COMPANY

         On September 19, 1996, Ryder Truck Rental, Inc. entered into a definitive agreement to sell substantially all the assets and certain liabilities of the Company to Questor Partners Fund, L.P. and certain other investors (collectively "Questor") for approximately $575 million. In addition, Ryder will give Questor a royalty-free license to use the Ryder trademark and color scheme, subject to certain restrictions, for a total of 10 years (with required modifications to the trademark after five years). Ryder and Questor have also entered into service agreements for various periods of time ranging from two to five years, with options for extensions after five years for certain of the agreements. Under the agreements, Ryder will continue to provide various services to the Company including vehicle maintenance, claims processing, management information systems and other administrative services. In addition, certain Ryder branch locations will continue to act as consumer truck rental dealers and Ryder will continue to assist in the disposition of the Company's used vehicles through its sales network. Rates agreed upon for the various services are considered reasonable based on market rates. The transaction is expected to be completed prior to the end of 1996.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying Combined Financial Statements are presented for periods prior to the date of the sale agreement utilizing the historical accounting practices followed by Ryder.

         Basis of Presentation. The accompanying Combined Financial Statements include the operations, assets and liabilities of the Company. The financial statements do not include assets and liabilities of Ryder not specifically identifiable to the Company. The financial information included herein is not necessarily indicative of the financial position and results of operations or cash flows that would have occurred had the Company been an independent stand-alone entity during the periods presented, nor is it necessarily indicative of future results of the Company.

         Receivables. Receivables consist primarily of trade receivables resulting from rental transactions and receivables from the sale of revenue earning equipment. Receivables are reduced by amounts considered by management to be uncollectible based on historical collection loss experience and review of the current status of existing receivables.

         Revenue Earning Equipment, Operating Property and Equipment and Depreciation. Revenue earning equipment, principally rental trucks, and operating property and equipment are stated at cost. Provision for depreciation is computed using the straight-line method on substantially all depreciable assets. Annual straight-line depreciation rates are 14% to 20% for revenue earning equipment, 13% to 25% for office equipment and furniture and 19% to 30% for transfer vehicles and company cars.

         Gains on sales of revenue earning equipment, net of vehicle disposition costs, are reported as reductions of depreciation expense and totaled $21.9 million for the year ended December 31, 1995. Gains on operating property and equipment sales are reflected in miscellaneous expense, net.

                           RYDER CONSUMER TRUCK RENTAL

                          Year Ended December 31, 1995

         Tires in Service. The Company capitalizes the cost of tires as a component cost of the purchase of revenue earning equipment, and amortizes such tires cost to expense over the lives of the vehicles and equipment. The cost of replacement tires and tire repairs are expensed as incurred. For financial statement purposes, the estimated cost of tires in service are reclassified to current assets.

         Software Development Costs. Internal costs for development of internal use software are expensed as incurred. Incremental external costs for software development are capitalized and amortized over the expected useful lives of the software which range from four to five years. Other assets in the Combined Balance Sheets are comprised primarily of software development and purchased software costs.

         Advertising Costs. The Company expenses the production costs of advertising as incurred. The cost of air time and print space for media advertising is expensed when used. The cost of yellow page advertising is amortized over the life of the directory, primarily 12 months. Advertising expense was $30.3 million for the year ended December 31, 1995.

         Accrued Insurance and Loss Reserves. The Company participates in Ryder's overall risk management programs for auto and general liability, workers' compensation and other insurance programs. The primary risks to Ryder and the Company are associated with auto and general liability and Ryder retains losses for the exposure up to $1 million per occurrence. Ryder insures losses above $1 million with third party insurance companies.

         The Company has recorded insurance reserves for auto and general liability claims which reflect the Company's portion of the undiscounted estimated liabilities up to $500,000 per occurrence (plus allocated loss adjustment expense) and an estimate of claims incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these reserves are charged or credited to income in the period determined. Amounts estimated to be paid within one year have been classified as accrued expenses with the remainder included in other non-current liabilities. For exposures from $500,000 to $1 million per occurrence, the Company is charged a premium based on the Company's loss experience and the related liability is retained by Ryder. Costs associated with insurance premiums to third party insurance companies for coverage in excess of $1 million are allocated by Ryder to the Company based on the Company's pro rata share of Ryder's revenue.

         Revenue Recognition. Truck rental and related revenue is recognized as earned.

         Income Taxes. The Company has been included in consolidated income tax filings of Ryder for Federal and state income tax purposes. However, the income tax provisions included in the accompanying Combined Financial Statements have been determined as if the Company was an independent stand-alone entity filing separate income tax returns.

         Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that currently would be in effect when the differences are expected to reverse. Deferred tax balances will be adjusted for tax law changes in periods that include the enactment date of such changes. See Note (9).

         Other Costs. Vehicle licensing fees are deferred when paid and amortized to income over the period to which the fees relate. Vehicle repairs and maintenance which do not extend the life or increase the value of the vehicle are expensed as incurred. Yellow Page directory costs are deferred when paid and amortized over the period the directories are effective, which is typically 12 months. Advertising and sales promotion costs are expensed as incurred.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           RYDER CONSUMER TRUCK RENTAL

                          Year Ended December 31, 1995

NOTE 4--TRANSACTIONS WITH RYDER

         Certain Ryder branch locations provide vehicle repairs and maintenance services to the Company and also serve as consumer truck rental dealers. Rates charged to the Company for repairs and maintenance approximate rates charged to significant Ryder customers and reflect the cost of parts and the cost of labor plus a mark-up. Commission rates paid to Ryder for trucks rented through Ryder locations are based on revenue generated from the transactions and are generally consistent with those paid to independent dealers.

         The Company participates in Ryder's combined risk management programs for auto and general liability and Ryder processes claims related to auto and general liability and workers' compensation. The Company also participates in Ryder medical and dental, pension, postretirement and savings plans. See Notes
(3) and (10).

         Ryder provides various general and administrative services to the Company including information systems, treasury, legal, human resources, payroll, marketing, purchasing, accounting and others. Costs for these services are charged to the Company through Ryder's internal cost allocation methodologies which are designed to estimate the actual costs incurred by Ryder to render these services. In addition, general and administrative costs charged by Ryder include a corporate management fee, which is based on the Company's equity and revenue levels. The Company also shares various facilities with Ryder for which it is charged an amount based on relative square footage which is intended to represent the Company's portion of occupancy costs including utilities, maintenance and other costs.

         The Company is charged by Ryder for vehicle disposition costs, including sales commissions, costs to prepare vehicles for sale and a per vehicle service fee.

         The Company's cash and financing needs are managed by Ryder. The accompanying Combined Balance Sheets do not include Ryder's general corporate debt, which is used to finance the operations of all of Ryder's business units. However, Ryder allocates its corporate interest expense to each business unit based upon a target debt to equity ratio. The composition of the investment by and advances from Ryder in the Combined Balance Sheets has been periodically adjusted to effect this target debt to equity ratio. Interest expense charged to the Company by Ryder is principally based upon the interest cost incurred by Ryder for certain of its indebtedness.

         Management believes that the method of allocating expenses for the above plans is reasonable, and that the expense reflected in the financial statements would not be materially different if the Company operated as an independent stand-alone entity. However, if the Company operated as an independent stand-alone entity, actual expenses could differ from these amounts.

                           RYDER CONSUMER TRUCK RENTAL

                          Year Ended December 31, 1995

         Amounts charged and allocated by Ryder to the Company for the above expense items are summarized in the following table:


                                                                                            Year Ended
                                                                                        December 31, 1995
                                                                                       -------------------
                                                                                          (In Thousands)
Operating expense:
     Repairs and maintenance....................................................            $    57,378
     Auto and general liability costs...........................................                 26,464
Selling, general and administrative expense:
     General and administrative.................................................                 20,136
     Commissions on truck rentals...............................................                 10,071
     Pension, postretirement and savings plans..................................                  1,078
     Other self insurance costs.................................................                  1,326
     Occupancy..................................................................                    429
Depreciation expense, net of gains:
     Vehicle disposition costs..................................................                  6,970
Interest expense................................................................                 29,663


         The components of the investment by and advances from Ryder in the Combined Balance Sheets were as follows:


                                                                                        December 31, 1995
                                                                                       -------------------
                                                                                          (In Thousands)
Interest-bearing advances from Ryder............................................            $  362,607
Ryder investment................................................................               127,830
                                                                                            ----------
                                                                                            $  490,437
                                                                                            ==========


NOTE 5--RECEIVABLES


                                                                                        December 31, 1995
                                                                                       -------------------
                                                                                          (In Thousands)
Trade accounts receivables......................................................            $    19,785
Receivables from vehicle sales..................................................                 14,575
Other receivables...............................................................                  1,934
                                                                                            -----------
                                                                                                 36,294
     Allowance for doubtful accounts............................................                   (514)
                                                                                            -----------
                                                                                            $    35,780
                                                                                            ===========


         Bad debt expense totaled $1.0 million for the year ended December 31, 1995.

                           RYDER CONSUMER TRUCK RENTAL

                          Year Ended December 31, 1995

NOTE 6--REVENUE EARNING EQUIPMENT


                                                                                        December 31, 1995
                                                                                       -------------------
                                                                                          (In Thousands)
Rental trucks...................................................................            $   777,610
Towing and other equipment......................................................                 31,898
                                                                                            -----------
                                                                                                809,508
     Accumulated depreciation...................................................               (289,746)
                                                                                            -----------
                                                                                            $   519,762
                                                                                            ===========


NOTE 7--OPERATING PROPERTY AND EQUIPMENT


                                                                                        December 31, 1995
                                                                                       -------------------
                                                                                          (In Thousands)
Office equipment and furniture..................................................            $    38,871
Transfer vehicles and company cars..............................................                  5,458
Other...........................................................................                     63
                                                                                            -----------
                                                                                                 44,392
     Accumulated depreciation...................................................                (22,983)
                                                                                            -----------
                                                                                            $    21,409
                                                                                            ===========


NOTE 8--ACCRUED EXPENSES AND OTHER LIABILITIES


                                                                                        December 31, 1995
                                                                                       -------------------
                                                                                          (In Thousands)
Auto and general liability reserves.............................................            $    43,104
Dealer commissions..............................................................                  5,210
Advertising.....................................................................                    818
Other self-insurance reserves...................................................                  2,264
Other accruals..................................................................                 11,072
                                                                                            -----------
                                                                                                 62,468
Non-current portion.............................................................                (27,582)
                                                                                            -----------
Accrued expenses and other liabilities..........................................            $    34,886
                                                                                            ===========


                           RYDER CONSUMER TRUCK RENTAL

                          Year Ended December 31, 1995

NOTE 9--INCOME TAXES

         The provision for income taxes included the following components (in thousands):


                                                                                         December 31, 1995
                                                                                        -------------------
                                                                                           (In Thousands)
Current tax expense:
     Federal....................................................................            $        79
     State......................................................................                     53
                                                                                            -----------
                                                                                                    132
Deferred tax expense:
     Federal....................................................................                  2,377
     State......................................................................                    475
                                                                                            -----------
                                                                                                  2,852
                                                                                            -----------
Provision for income taxes......................................................            $     2,984
                                                                                            ===========


         A reconciliation of the Federal statutory tax rate with the effective tax rate follows:


                                                                                         % of Pretax Income
                                                                                             Year Ended
                                                                                         December 31, 1995
                                                                                       ---------------------
Statutory tax rate..............................................................                 35.0
State income taxes, net of Federal income tax benefit...........................                  5.3
Non-deductible items............................................................                  5.0
                                                                                                 ----
Effective tax rate..............................................................                 45.3
                                                                                                 ====


         Non-deductible items in the above table are comprised of meal and entertainment expenses and fines and penalties. As described in Notes (1) and
(3), the Company was a division of Ryder for the period presented in the accompanying Combined Financial Statements. The deferred tax assets and liabilities shown below have been determined as though the Company was a separate company and not part of Ryder's consolidated U.S. income tax returns. On the date of sale (see Note 2) deferred tax assets and liabilities will be subject to redetermination by the buyer. No tax attributes will carry over to the buyer from the Company or Ryder.

         The components of the net deferred income tax liability were as follows (in thousands):


                                                                                         December 31, 1995
                                                                                        -------------------
Deferred income tax assets:
     Accrued self-insurance.....................................................            $    18,428
     Alternative minimum taxes..................................................                  5,104
     Miscellaneous other accruals...............................................                  2,627
                                                                                            -----------
                                                                                                 26,159
                                                                                            -----------
Deferred income tax liabilities:
     Property and equipment basis differences...................................                (86,264)
     Other items................................................................                 (2,337)
                                                                                            -----------
                                                                                                (88,601)
                                                                                            -----------
Net deferred income tax liability...............................................            $   (62,442)
                                                                                            ===========


                           RYDER CONSUMER TRUCK RENTAL

                          Year Ended December 31, 1995

         The Company had unused alternative minimum tax credits, for tax purposes, of $5.1 million at December 31, 1995 available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely.

         On a separate return basis, no valuation allowance was deemed necessary for any of the periods presented.

NOTE 10--PENSION, POSTRETIREMENT AND SAVINGS PLANS

         Certain employees of the Company participate in a defined benefit pension plan sponsored by Ryder. This plan generally provides participants with benefits based on years of service and career-average compensation levels. Separate calculations of the components of net pension expense and funded status of the plan are not provided as such information is not maintained separately for employees of the Company. Pension expense allocated to the Company by Ryder (based on headcount) totaled $700,000 for the year ended December 31, 1995. As part of the agreement for the sale of the Company, employees of the Company participating in the plan will be treated as terminated and vested at the date of sale and Ryder will retain both the plan assets and liabilities attributable to such employees.

         Employees of the Company take part in certain non-funded plans sponsored by Ryder which provide retired employees with certain health care and life insurance benefits. Substantially all employees of the Company are eligible for these benefits. Health care benefits for Ryder's principal plan are generally provided to qualified retirees under age 65 and eligible dependents. Generally, this plan requires qualified early retirees to make contributions which vary based on years of service and include provisions which cap company contributions. The Company's portion of the actuarially determined costs related to these plans was $106,000 for the year ended December 31, 1995.

         Ryder also maintains defined contribution savings plans that cover substantially all eligible employees. Contributions to the plans include employee contributions and contributions made by Ryder under a matching program. Defined contribution expense totaled $272,000 for the year ended December 31, 1995. Upon sale of the Company, employees of the Company will become fully vested in the plan and Ryder will transfer their account balances to a successor plan at a later date.

         Management believes that the method of allocating expenses for the above plans is reasonable, and that the expense reflected in the financial statements would not be materially different if the Company operated as an independent stand-alone entity. However, if the Company operated as an independent stand-alone entity, actual expenses could differ from these amounts.

NOTE 11--RESTRUCTURING AND OTHER CHARGES

         In the third quarter of 1995, the Company consolidated its twenty administrative locations into two central locations. As a result, the Company incurred restructuring charges totaling $3.1 million in 1995 for lease termination ($.9 million) and employee related costs ($2.2 million), of which $2.8 million remained accrued at December 31, 1995. Approximately 170 employees were affected by the restructuring actions. In addition, the Company incurred employee relocation costs of $3.3 million in 1995 related to these actions.

                           RYDER CONSUMER TRUCK RENTAL

                          Year Ended December 31, 1995

NOTE 12--COMMITMENTS AND CONTINGENCIES

         The Company leases facilities, office equipment and revenue earning equipment (in 1995) under operating lease agreements. The Company also shares various facilities with Ryder. For the year ended December 31, 1995, rent expense totaled $5.1 million. The Company had no lease commitments for revenue earning equipment at December 31, 1995. Future minimum payments for facilities and office equipment leases in effect at December 31, 1995 are as follows (in thousands):

           Twelve months ended:
                 December 31, 1996...............................     $2,536
                 December 31, 1997...............................      2,015
                 December 31, 1998...............................      1,672
                 December 31, 1999...............................        874
                 December 31, 2000...............................        819
                 Thereafter......................................      1,104
                                                                      ------
                                                                      $9,020
                                                                      ======

         At December 31, 1995, the Company had commitments totaling $3.9 million related to the completion of the Company's Customer Reservation and Customer Service project which was in progress at December 31, 1995 and is expected to be completed in 1997.

         Ryder is a party to various claims, legal actions and complaints arising in the ordinary course of business which relate to operations of the Company. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company. In addition, the Company has no environmental liabilities or contingencies which management believes will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
Ryder System, Inc.:

We have audited the accompanying combined balance sheet of Ryder Consumer Truck Rental (a division of Ryder Truck Rental, Inc., a wholly-owned subsidiary of Ryder System, Inc.) as of October 16, 1996, and the related combined statements of earnings and changes in Ryder investment and cash flows for the period January 1, 1996 through October 16, 1996. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Ryder Consumer Truck Rental as of October 16, 1996, and the results of its operations and its cash flows for the period January 1, 1996 through October 16, 1996 in conformity with generally accepted accounting principles.

                                             KPMG PEAT MARWICK LLP





Miami, Florida
December 20, 1996

                          RYDER CONSUMER TRUCK RENTAL

                            COMBINED BALANCE SHEET

                                                                October 16, 1996
                                                                ----------------
                                                                 (In Thousands)
Assets
Current assets:
     Cash                                                           $    6,321
     Receivables...........................................             18,109
     Tires in service......................................             24,543
     Deferred income taxes.................................              6,186
     Prepaid expenses and other current assets.............             13,168
                                                                    ----------
          Total current assets.............................             68,327
Revenue earning equipment..................................            466,118
Operating property and equipment...........................             15,149
Other assets                                                             5,673
                                                                    ----------
          Total assets.....................................         $  555,267
                                                                    ==========

Liabilities and Ryder Investment
Current liabilities:
     Accounts payable......................................         $   11,931
     Accrued expenses and other liabilities................             31,390
                                                                    ----------
          Total current liabilities........................             43,321
Deferred income taxes......................................             76,443
Other non-current liabilities..............................             26,943
Investment by and advances from Ryder......................            408,560
                                                                    ----------
          Total liabilities and Ryder investment...........         $  555,267
                                                                    ==========


            See accompanying notes to combined financial statements.

                          RYDER CONSUMER TRUCK RENTAL

        COMBINED STATEMENT OF EARNINGS AND CHANGES IN RYDER INVESTMENT

                                                                    January 1-
                                                                    October 16,
                                                                        1996
                                                                    -----------
                                                                  (In Thousands)

Truck rental and related revenue..................................   $  439,779
Operating expense.................................................      155,264
Selling, general and administrative expense.......................      166,568
Depreciation expense, net of gains................................       84,949
Interest expense..................................................       20,291
Restructuring and other charges...................................        1,891
Miscellaneous expense, net........................................          690
                                                                     ----------
                                                                        429,653
                                                                     ----------
     Earnings before income taxes.................................       10,126
     Provision for income taxes...................................        4,304
                                                                     ----------
     Net earnings.................................................   $    5,822
                                                                     ==========
Changes in Ryder Investment:
     Investment by and advances from Ryder at beginning of period.   $  490,437
     Net earnings.................................................        5,822
     Net decrease in investment by and advances from Ryder........      (87,699)
                                                                     ----------
     Investment by and advances from Ryder at end of period.......   $  408,560
                                                                     ==========


            See accompanying notes to combined financial statements.

                          RYDER CONSUMER TRUCK RENTAL

                       COMBINED STATEMENT OF CASH FLOWS

                                                                    January 1 -
                                                                    October 16,
                                                                        1996
                                                                    -----------
                                                                  (In Thousands)
Cash flows from operating activities:
     Net earnings............................................       $   5,822
     Depreciation expense, net of gains......................          84,949
     Deferred income taxes...................................           7,815
     Decrease in receivables.................................          17,671
     Increase in accounts payable............................           5,194
     Decrease in accrued expenses and other liabilities......          (3,496)
     Decrease in other non-current liabilities...............            (639)
     Other, net..............................................            (473)
                                                                    ---------
          Net cash provided by operating activities..........         116,843
                                                                    ---------
Cash flows from investing activities:
     Purchases of property and revenue earning equipment.....         (69,228)
     Sales of property and revenue earning equipment.........          45,428
     Other, net..............................................          (1,633)
                                                                    ---------
          Net cash used in investing activities..............         (25,433)
                                                                    ---------
Cash flows from financing activities:
     Net decrease in investments by and advances from Ryder..         (87,699)
                                                                    ---------
          Net cash used in financing activities..............         (87,699)
                                                                    ---------
Increase in cash.............................................           3,711
Cash at beginning of period..................................           2,610
                                                                    ---------
Cash at end of period........................................       $   6,321
                                                                    =========


            See accompanying notes to combined financial statements.

                          RYDER CONSUMER TRUCK RENTAL

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                      January 1 through October 16, 1996

NOTE 1--NATURE OF BUSINESS

         Ryder Consumer Truck Rental (the "Company") is a division of Ryder Truck Rental, Inc., a wholly-owned subsidiary of Ryder System, Inc. ("Ryder"). The Company consists of the U.S.- based consumer truck rental operations of Ryder and Ryder's wholly-owned subsidiary, Ryder Move Management, Inc. The Company is engaged in the domestic rental of trucks to do-it-yourself movers and "light commercial" customers, and the sale of related moving accessories and liability-limiting products. The Company, through Ryder Move Management, is also engaged in household goods relocation services for corporate employee relocation programs. The Company's truck rental distribution network consists of independent dealers and Ryder branch locations. Approximately 10% to 15% of the Company's revenue is generated through Ryder branch locations. The Company's business is seasonal, with generally higher levels of demand during the summer months. As a result, the Company typically experiences greater profitability in the second half of the year compared with the first half.

NOTE 2--SALE OF COMPANY

         On October 17, 1996, Ryder Truck Rental, Inc. completed the sale of substantially all the assets and certain liabilities of the Company to Questor Partners Fund, L.P. and certain other investors (collectively "Questor") for $579.4 million (subject to adjustment upon final audit of assets sold). In addition, Ryder gave Questor a royalty-free license to use the Ryder trademark and color scheme, subject to certain restrictions, for a total of 10 years (with required modifications to the trademark after five years). Ryder and Questor also entered into service agreements for various periods of time ranging from two to five years, with options for extensions after five years for certain of the agreements. Under the agreements, Ryder will continue to provide various services to the Company including vehicle maintenance, claims processing, management information systems and other administrative services. In addition, certain Ryder branch locations will continue to act as consumer truck rental dealers and Ryder will continue to assist in the disposition of the Company's used vehicles through its sales network. Rates agreed upon for the various services are considered reasonable based on market rates.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying Combined Financial Statements are presented utilizing the historical accounting practices followed by Ryder.

         Basis of Presentation. The accompanying Combined Financial Statements include the operations, assets and liabilities of the Company. The financial statements do not include assets and liabilities of Ryder not specifically identifiable to the Company. The financial information included herein is not necessarily indicative of the financial position and results of operations or cash flows that would have occurred had the Company been an independent stand-alone entity during the period presented, nor is it necessarily indicative of future results of the Company.

         Receivables. Receivables consist primarily of trade receivables resulting from rental transactions and receivables from the sale of revenue earning equipment. Receivables are reduced by amounts considered by management to be uncollectible based on historical collection loss experience and review of the current status of existing receivables.

Revenue Earning Equipment, Operating Property and Equipment and Depreciation. Revenue earning equipment, principally rental trucks, operating property and equipment are stated at cost. Provision for depreciation is computed using the straight-line method on substantially all depreciable assets. Annual straight-line depreciation rates are 14% to 20% for revenue earning equipment, 13% to 25% for office equipment and furniture and 19% to 30% for transfer vehicles and company cars. Effective January 1, 1996, the estimated useful lives and residual values used to calculate the provision for depreciation on certain types of revenue earning equipment were changed to reflect recent experience. As a result of this change, depreciation expense was decreased by approximately $6.0 million for the period January 1 through October 16, 1996.

         Gains on sales of revenue earning equipment, net of vehicle disposition costs, are reported as reductions of depreciation expense and totaled $8.7 million for the period January 1 through October 16, 1996. Gains on operating property and equipment sales are reflected in miscellaneous expense, net.

                          RYDER CONSUMER TRUCK RENTAL

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                      January 1 through October 16, 1996

         Tires in Service. The Company capitalizes the cost of tires as a component cost of the purchase of revenue earning equipment, and amortizes such tires cost to expense over the lives of the vehicles and equipment. The cost of replacement tires and tire repairs is expensed as incurred. For financial statement purposes, the estimated cost of tires in service is reclassified to current assets.

         Software Development Costs. Internal costs for development of internal use software are expensed as incurred. Incremental external costs for software development are capitalized and amortized over the expected useful lives of the software which range from four to five years. Other assets in the Combined Balance Sheet are comprised primarily of software development and purchased software costs.

         Advertising Costs. The Company expenses the production costs of advertising as incurred. The cost of air time and print space for media advertising is expensed when used. The cost of yellow page advertising is amortized over the life of the directory, primarily 12 months. Advertising expense was $23.1 million for the period ended October 16, 1996.

         Accrued Insurance and Loss Reserves. The Company participates in Ryder's overall risk management programs for auto and general liability, workers' compensation and other insurance programs. The primary risks to Ryder and the Company are associated with auto and general liability and Ryder retains losses for the exposure up to $1 million per occurrence. Ryder insures losses above $1 million with third party insurance companies.

         The Company has recorded insurance reserves for auto and general liability claims which reflect the Company's portion of the undiscounted estimated liabilities up to $500,000 per occurrence (plus allocated loss adjustment expense) and an estimate of claims incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these reserves are charged or credited to income in the period determined. Amounts estimated to be paid within one year have been classified as accrued expenses with the remainder included in other non-current liabilities. For exposures from $500,000 to $1 million per occurrence, the Company is charged a premium based on the Company's loss experience and the related liability is retained by Ryder. Costs associated with insurance premiums to third party insurance companies for coverage in excess of $1 million are allocated by Ryder to the Company based on the Company's pro rata share of Ryder's revenue.

         Revenue Recognition. Truck rental and related revenue is recognized as earned.

         Income Taxes. The Company has been included in consolidated income tax filings of Ryder for Federal and state income tax purposes. However, the income tax provision included in the accompanying Combined Financial Statements has been determined as if the Company was an independent stand-alone entity filing a separate income tax return.

         Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that currently would be in effect when the differences are expected to reverse. Deferred tax balances will be adjusted for tax law changes in periods that include the enactment date of such changes. See Note (9).

         Other Costs. Vehicle licensing fees are deferred when paid and amortized to income over the period to which the fees relate. Vehicle repairs and maintenance which do not extend the life or increase the value of the vehicle are expensed as incurred. Yellow Page directory costs are deferred when paid and amortized over the period the directories are effective, which is typically 12 months. Advertising and sales promotion costs are expensed as incurred.

         Accounting Changes. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement establishes standards for measuring impairment of long-lived assets, identifiable intangibles and goodwill related to these assets. Adoption of the Statement had no impact on the Company's results of operations or financial position in 1996.

                          RYDER CONSUMER TRUCK RENTAL

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                      January 1 through October 16, 1996

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 4--TRANSACTIONS WITH RYDER SYSTEM, INC.

         Certain Ryder branch locations provide vehicle repairs and maintenance services to the Company and also serve as consumer truck rental dealers. Rates charged to the Company for repairs and maintenance approximate rates charged to significant Ryder customers and reflect the cost of parts and the cost of labor plus a mark-up. Commission rates paid to Ryder for trucks rented through Ryder locations are based on revenue generated from the transactions and are generally consistent with those paid to independent dealers.

         The Company participates in Ryder's combined risk management programs for auto and general liability and Ryder processes claims related to auto and general liability and workers' compensation. The Company also participates in Ryder medical and dental, pension, postretirement and savings plans. See Notes
(3) and (10).

         Ryder provides various general and administrative services to the Company including information systems, treasury, legal, human resources, payroll, marketing, purchasing, accounting and others. Costs for these services are charged to the Company through Ryder's internal cost allocation methodologies which are designed to estimate the actual costs incurred by Ryder to render these services. In addition, general and administrative costs charged by Ryder include a corporate management fee, which is based on the Company's equity and revenue levels. The Company also shares various facilities with Ryder for which it is charged an amount based on relative square footage which is intended to represent the Company's portion of occupancy costs including utilities, maintenance and other costs.

         The Company is charged by Ryder for vehicle disposition costs, including sales commissions, costs to prepare vehicles for sale and a per vehicle service fee.

         The Company's cash and financing needs are managed by Ryder. The accompanying Combined Balance Sheet does not include Ryder's general corporate debt, which is used to finance the operations of all of Ryder's business units. However, Ryder allocates its corporate interest expense to each business unit based upon a target debt to equity ratio. The composition of the investment by and advances from Ryder in the Combined Balance Sheet has been periodically adjusted to effect this target debt to equity ratio. Interest expense charged to the Company by Ryder is principally based upon the interest cost incurred by Ryder for certain of its indebtedness. Management believes that the method of allocating expenses for the above plans is reasonable, and that the expense reflected in the financial statements would not be materially different if the Company operated as an independent stand-alone entity. However, if the Company operated as an independent stand-alone entity, actual expenses could differ from these amounts.

                           RYDER CONSUMER TRUCK RENTAL

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                       January 1 through October 16, 1996

         Amounts charged and allocated by Ryder to the Company for the above expense items are summarized in the following table (in thousands):

                                                                    January 1 -
                                                                    October 16,
                                                                        1996
                                                                    ------------
Operating expense:
     Repairs and maintenance................................        $     47,147
     Auto and general liability costs.......................              21,194
Selling, general and administrative expense:
     General and administrative.............................              12,531
     Commissions on truck rentals...........................               7,377
     Pension, postretirement and savings plans..............                 677
     Other self insurance costs.............................                 962
     Occupancy..............................................                 245
Depreciation expense, net of gains:
     Vehicle disposition costs..............................               4,836
     Interest expense.......................................              20,291

         The components of the investment by and advances from Ryder in the Combined Balance Sheet were as follows (in thousands):

                                                                    October 16,
                                                                        1996
                                                                    -----------

Interest-bearing advances from Ryder........................        $   284,151
Ryder investment............................................            124,409
                                                                    -----------
                                                                    $   408,560
                                                                    ===========


NOTE 5--RECEIVABLES

                                                                    October 16,
                                                                        1996
                                                                    -----------
                                                                  (In Thousands)

Trade accounts receivable...................................        $    16,546
Receivables from vehicle sales..............................                594
Other receivables...........................................              2,324
                                                                    -----------
                                                                         19,464
     Allowance for doubtful accounts........................             (1,355)
                                                                    ------------
                                                                    $    18,109
                                                                    ===========

         Bad debt expense totaled $1.9 million for the period January 1 through October 16, 1996.

                           RYDER CONSUMER TRUCK RENTAL

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                       January 1 through October 16, 1996

NOTE 6--REVENUE EARNING EQUIPMENT

                                                                   October 16,
                                                                       1996
                                                                   ------------
                                                                  (In Thousands)
Rental trucks...............................................        $  751,636
Towing and other equipment..................................            28,534
                                                                    ----------
                                                                       780,170
     Accumulated depreciation...............................          (314,052)
                                                                    ----------
                                                                    $  466,118
                                                                    ==========

NOTE 7--OPERATING PROPERTY AND EQUIPMENT

                                                                   October 16,
                                                                       1996
                                                                   ------------
                                                                  (In Thousands)
Office equipment and furniture..............................        $   38,575
Transfer vehicles ..........................................             1,289
Other   ....................................................               161
                                                                    ----------
                                                                        40,025
     Accumulated depreciation...............................           (24,876)
                                                                    ----------
                                                                    $   15,149
                                                                    ==========


NOTE 8--ACCRUED EXPENSES AND OTHER LIABILITIES

                                                                   October 16,
                                                                       1996
                                                                   ------------
                                                                  (In Thousands)
Auto and general liability reserves.........................        $   42,854
Dealer commissions..........................................             2,986
Advertising.................................................             1,064
Other self-insurance reserves...............................             2,025
Other accruals..............................................             9,404
                                                                    ----------
                                                                        58,333
Non-current portion.........................................           (26,943)
                                                                    ----------
Accrued expenses and other liabilities......................        $   31,390
                                                                    ==========

                           RYDER CONSUMER TRUCK RENTAL

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                       January 1 through October 16, 1996

NOTE 9--INCOME TAXES

         The provision for income taxes included the following components (in thousands):

                                                                    January 1 -
                                                                    October 16,
                                                                        1996
                                                                    -----------
Current tax expense:
     Federal................................................         $   (2,993)
     State..................................................               (518)
                                                                     ----------
                                                                         (3,511)

Deferred tax expense:
     Federal................................................              6,514
     State..................................................              1,301
                                                                     ----------
                                                                          7,815
                                                                     ----------
Provision for income taxes..................................         $    4,304
                                                                     ==========


         A reconciliation of the Federal statutory tax rate with the effective tax rate follows:

                                                                    January 1 -
                                                                    October 16,
                                                                       1996
                                                                    -----------

Statutory tax rate..........................................            35.0
State income taxes, net of Federal income tax benefit.......             5.0
Non-deductible items........................................             2.5
                                                                        ----
Effective tax rate..........................................            42.5
                                                                        ====

         Non-deductible items in the above table are comprised of meal and entertainment expenses and fines and penalties. As described in Notes (1) and
(3), the Company was a division of Ryder during the period presented in the accompanying Combined Financial Statements. The deferred tax assets and liabilities shown below have been determined as though the Company was a separate company and not part of Ryder's consolidated U.S. income tax returns. On the date of sale (see Note 2) deferred tax assets and liabilities are subject to redetermination by the buyer. No tax attributes will carry over to the buyer from the Company or Ryder.

         The components of the net deferred income tax liability follow (in thousands):

                                                                    October 16,
                                                                        1996
                                                                    -----------
Deferred income tax assets:
   Accrued self-insurance...................................         $   17,009
   Alternative minimum taxes................................              4,444
   Miscellaneous other accruals.............................              2,109
                                                                     ----------
                                                                         23,562
Deferred income tax liabilities:
   Property and equipment basis differences.................            (88,856)
   Other items..............................................             (4,963)
                                                                     ----------
                                                                        (93,819)
                                                                     ----------
Net deferred income tax liability...........................         $  (70,257)
                                                                     ==========

                           RYDER CONSUMER TRUCK RENTAL

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                       January 1 through October 16, 1996

         The Company had unused alternative minimum tax credits, for tax purposes, of $4.4 million at October 16, 1996 available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely.

         On a separate return basis, no valuation allowance was deemed necessary.

NOTE 10--PENSION, POSTRETIREMENT AND SAVINGS PLANS

         Certain employees of the Company participate in a defined benefit pension plan sponsored by Ryder. This plan generally provides participants with benefits based on years of service and career-average compensation levels. Separate calculations of the components of net pension expense and funded status of the plan are not provided as such information is not maintained separately for employees of the Company. Pension expense allocated to the Company by Ryder (based on headcount) totaled $408,000 for the period January 1 through October 16, 1996. As part of the agreement for the sale of the Company, employees of the Company participating in the plan were treated as terminated and vested at the date of sale and Ryder retained both the plan assets and liabilities attributable to such employees.

         Employees of the Company take part in certain non-funded plans sponsored by Ryder which provide retired employees with certain health care and life insurance benefits. Substantially all employees of the Company are eligible for these benefits. Health care benefits for Ryder's principal plan are generally provided to qualified retirees under age 65 and eligible dependents. Generally, this plan requires qualified early retirees to make contributions which vary based on years of service and include provisions which cap company contributions. The Company's portion of the actuarially determined costs related to these plans was $77,000 for the period January 1 through October 16, 1996.

         Ryder also maintains defined contribution savings plans that cover substantially all eligible employees. Contributions to the plans include employee contributions and contributions made by Ryder under a matching program. Defined contribution expense totaled $192,000 for the period January 1 through October 16, 1996. Upon sale of the Company, employees of the Company became fully vested in the plan and Ryder will transfer their account balances to a successor plan at a later date.

         Management believes that the method of allocating expenses for the above plans is reasonable, and that the expense reflected in the financial statements would not be materially different if the Company operated as an independent stand-alone entity. However, if the Company operated as an independent stand-alone entity, actual expenses could differ from these amounts.

NOTE 11--RESTRUCTURING AND OTHER CHARGES

         In 1996, actions were taken by Ryder which impacted the Company including management and staff reductions and elimination of the company-owned car benefit program. The Company recorded a restructuring charge of $1.9 million related to these actions consisting of $1.1 million for employee-related costs (of which $0.7 million remained accrued at October 16, 1996) and asset write-downs of $0.8 million. These actions are expected to result in ongoing annual savings of approximately $0.8 million.

                           RYDER CONSUMER TRUCK RENTAL

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                       January 1 through October 16, 1996

NOTE 12--COMMITMENTS AND CONTINGENCIES

         The Company leases facilities and office equipment under operating lease agreements. The Company also shares various facilities with Ryder. For the period January 1 through October 16, 1996, rent expense totaled $2.5 million. The Company had no lease commitments for revenue earning equipment at October 16, 1996. Future minimum payments for facilities and office equipment leases in effect at October 16, 1996 are as follows (in thousands):

              Twelve months ended:
                   October 16, 1997.........................       $   2,294
                   October 16, 1998.........................           1,867
                   October 16, 1999.........................             966
                   October 16, 2000.........................             881
                   October 16, 2001.........................             520
                   Thereafter...............................             745
                                                                   ---------
                                                                   $   7,273
                                                                   =========

         At October 16, 1996, the Company had commitments totaling $3.3 million related to the completion of the Company's Customer Reservation and Customer Service project which was in progress at October 16, 1996 and is expected to be completed in 1997.

         Ryder is a party to various claims, legal actions and complaints arising in the ordinary course of business which relate to operations of the Company. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company. In addition, the Company has no environmental liabilities or contingencies which management believes will have a material adverse effect on the Company's financial condition, liquidity or results of operations.