Form 10-Q
period 1998-03-31
RYDER TRS INC
filed 1998-05-15
CIK 1030400

                                     10-Q

                               QUARTERLY REPORT

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM ________ TO ________

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



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No _____
                                              -----

  As of May 11, 1998, the number of outstanding shares of (i) Class A Common Stock, par value $.01 per share, of the registrant was 109,090, (ii) Class B Common Stock, par value $.01 per share, of the registrant was 13,910 and (iii) Class C Common Stock, par value $.01 per share, of the registrant was 1,725.

                       RYDER TRS, INC. AND SUBSIDIARIES


                              INDEX TO FORM 10-Q



                                                                          PAGE
                                                                         ------

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements:
        a) Consolidated Balance Sheets as of December 31, 1997
             and March 31, 1998....................................        1
        b) Consolidated Statements of Operations for the three
             months ended March 31, 1997 and 1998..................        2
        c) Consolidated Statements of Cash Flows for the three
             months ended March 31, 1997 and 1998..................        3
        d) Notes to Consolidated Financial Statements..............        4

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations..............................        6

PART II--OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.........................        8

Signatures.........................................................        9

                       RYDER TRS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               DECEMBER 31,      MARCH 31,
                                                                                   1997            1998
                                                                                                (UNAUDITED)
                                                                               ------------     -----------
                                       ASSETS
Current assets:
  Cash and cash equivalents                                                    $          -     $       272
  Restricted cash - letters of credit                                                 1,650           1,650
  Receivables, net                                                                   24,278          18,287
  Deferred income taxes, prepaid expenses and other current assets                   21,225          21,721
                                                                               ------------     -----------
    Total current assets                                                             47,153          41,930
Restricted cash - letters of credit and compensating balances                         5,043           5,410
Revenue earning equipment and operating property and equipment, net                 460,696         479,259
Net software development costs and intangible assets                                 66,581          70,017
Deferred income taxes                                                                 3,954          11,757
                                                                               ------------     -----------
    Total assets                                                               $    583,427     $   608,373
                                                                               ============     ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank overdrafts                                                              $      6,324     $    12,025
  Accounts payable                                                                   32,528          16,933
  Payable to truck manufacturers                                                          -          25,395
  Payable to Ryder Truck Rental, Inc.                                                 3,888           3,813
  Accrued expenses                                                                   30,439          35,354
                                                                               ------------     -----------
    Total current liabilities                                                        73,179          93,520
Commercial paper notes and revolving credit facility                                227,890         241,587
Senior subordinated notes                                                           168,015         168,916
Accrued expenses                                                                     11,849          14,361
                                                                               ------------     -----------
    Total liabilities                                                               480,933         518,384

Redeemable Class C common stock:
  940 and 775 shares issued and outstanding in 1997 and 1998, respectively              940             775
                                                                               ------------     -----------

Commitments and contingencies (Note 5)

Shareholders' equity:
  Common stock: $.01 par value, 275,000 shares authorized, 109,090
     Class A shares, 13,910 Class B shares and 200 Class C shares issued and
     outstanding in 1997 and 1998                                                         1               1
Additional paid-in capital                                                          123,208         123,208
Accumulated deficit                                                                 (21,655)        (33,995)
                                                                               ------------     -----------
    Total shareholders' equity                                                      101,554          89,214
                                                                               ------------     -----------
    Total liabilities and shareholders' equity                                 $    583,427     $   608,373
                                                                               ============     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       RYDER TRS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                           --------------------
                                                             1997        1998
                                                           --------    --------
Truck rental and related revenue                           $103,932    $104,933
Operating expense                                            40,098      39,265
Selling, general and administrative expense                  43,452      52,414
Depreciation expense (net of gains) and amortization         25,678      24,854
                                                           --------    --------

  Operating loss                                             (5,296)    (11,600)
Interest expense                                             10,199       8,465
                                                           --------    --------

  Loss before income taxes                                  (15,495)    (20,065)
Benefit from income taxes                                    (5,966)     (7,725)
                                                           --------    --------

  Net loss                                                 $ (9,529)   $(12,340)
                                                           ========    ========

Basic and diluted net loss per common share                $ (77.47)   $ (99.51)
                                                           ========    ========

Weighted average number of common shares                    123,000     124,006
                                                           ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       RYDER TRS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                           THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                    -------------------------
                                                                                       1997           1998
                                                                                    ----------     ----------
Cash flows from operating activities:
  Net loss                                                                          $  (9,529)     $ (12,340)
  Adjustment to reconcile net loss to net cash provided by operating activities:
     Depreciation (net of gains) and amortization expense                              25,678         24,854
     Amortization of deferred financing costs                                             541            493
     Deferred income taxes                                                             (5,966)        (7,803)
     Changes in operating assets and liabilities                                       (4,115)        (2,748)
                                                                                    ----------     ----------
           Net cash provided by operating activities                                    6,609          2,456
                                                                                    ----------     ----------
Cash flows from investing activities:
  Proceeds from sales of revenue earning and operating equipment                       15,794          7,926
  Capital expenditures                                                                 (3,358)       (29,384)
  Refund of purchase price                                                              5,429              -
                                                                                    ----------     ----------
           Net cash provided by (used in) investing activities                         17,865        (21,458)
                                                                                    ----------     ----------
Cash flows from financing activities:
  Net borrowings under commercial paper notes and revolving credit facility                 -         14,105
  Change in bank overdrafts                                                                 -          5,701
  Change in restricted cash                                                                 -           (367)
  Redemption of Class C common stock                                                        -           (165)
  Deferred financing costs                                                             (1,200)             -
                                                                                    ----------     ----------
           Net cash provided by (used in) financing activities                         (1,200)        19,274
                                                                                    ----------     ----------
Increase in cash and cash equivalents                                                  23,274            272
Cash and cash equivalents at beginning of period                                       17,507              -
                                                                                    ----------     ----------
Cash and cash equivalents at end of period                                          $  40,781      $     272
                                                                                    ==========     ==========
Supplemental disclosure:
  Non-cash: Increase in payable to truck manufacturers not yet impacting cash -
   investing                                                                        $  33,608      $  25,395
                                                                                    ==========     ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                       RYDER TRS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

  The consolidated financial statements as of and for the three months ended March 31, 1997 and 1998 are unaudited and include the accounts of Ryder TRS, Inc. ("TRS") and its consolidated subsidiaries (collectively, the "Company"). The consolidated balance sheet of the Company at December 31, 1997, has been condensed from the Company's audited consolidated financial statements at that date. All intercompany balances and transactions have been eliminated. In the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The consolidated financial statements and notes are presented as permitted by interim financial reporting rules and do not include certain information included in the Company's annual consolidated financial statements and notes. The interim results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for the full fiscal year.

  Certain reclassifications have been made to the 1997 financial statements to conform to current year presentation. For a complete description of the Company's accounting policies, refer to the consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 1997.

NOTE 2.  ACQUISITION OF THE RYDER CONSUMER TRUCK RENTAL BUSINESS

  On October 17, 1996, pursuant to an Asset and Stock Purchase Agreement, TRS acquired from Ryder Truck Rental, Inc. ("RTR"), a subsidiary of Ryder System, Inc. (collectively, the "Seller"), substantially all the assets and assumed certain of the liabilities of the Seller's Consumer Truck Rental division (the "Acquisition"). In connection with the Acquisition, the Company entered into various agreements with RTR regarding dealer relationships, vehicle maintenance, facility leases, sales of used trucks, administrative services and management information systems support.


NOTE 3.  PAYABLE TO TRUCK MANUFACTURERS

  The Company determines its liability to truck manufacturers using legal title transfer of the underlying assets as a basis for recording the payable to truck manufacturers reflected in the accompanying consolidated financial statements.


NOTE 4.  COMMERCIAL PAPER NOTES AND REVOLVING CREDIT FACILITY

  The Company's special purpose subsidiary, FCTR, Inc. ("Finco"), maintains a commercial paper program that permits the issuance of up to $450.0 million in commercial paper notes, subject to borrowing base availability provided by the truck fleet of RCTR, Inc. ("Leasco"), another of the Company's special purpose subsidiaries. A liquidity facility (the "Facility") provides committed liquidity support for a period of 364 days renewable at the option of the lenders. Any advances under the Facility that are outstanding on the termination date of a liquidity lender's commitment will not mature for 18 months after such termination date. Accordingly, any amounts outstanding under the program or advances outstanding under the Facility are classified as long-term debt. Leasco and Finco each have their own separate creditors which, upon the liquidation of either subsidiary, will be entitled to be satisfied out of the assets of Leasco or Finco, respectively, prior to any value in either of the subsidiaries becoming available to TRS. Finco's obligations are collateralized by (i) its rights to receive payments under a loan agreement with Leasco, (ii) any of Finco's cash and eligible investments, (iii) an assignment of Leasco's rights under the lease agreement with the Company (including the rights to receive payments thereunder), and (iv) the vehicles in Leasco's fleet.

  TRS entered into an agreement pursuant to which TRS established a five-year, $40.0 million secured revolving credit facility. The Company also entered into a $50.0 million facility for the issuance of cash collateralized letters of credit. The amount outstanding under the secured revolving credit facility at March 31, 1998 was $750,000. No amount was outstanding at December 31, 1997.

   The outstanding commercial paper notes are net of $19.1 million and $24.0 million at December 31, 1997 and March 31, 1998, respectively, which is held for the benefit of another party by a member of the consolidated group. The carrying amount of the notes is shown net of deferred financing costs of $5.3 million and $4.8 million at December 31, 1997 and March 31, 1998, respectively.

  All of the aforementioned agreements contain certain covenants and restrictions, including, among other things, restrictions on the payment of dividends and the incurrence of additional indebtedness. In addition, under these agreements, the Company is required to comply with specified financial ratios and tests. As of March 31, 1998, the Company was in compliance with such covenants.


NOTE 5.  COMMITMENTS AND CONTINGENCIES

  The Company has retained a portion of its risk under automobile and general liability insurance and other insurance programs for activities subsequent to the acquisition referred to in Note 2. Coverage varies, but generally the Company retains a significant portion of the per occurrence claims under $1 million. The Company has excess liability insurance per occurrence for claims between $1 million and $100 million. The reserves for these claims are based on actuarial or other estimates. There can be no assurance that the estimates will not change as a result of limitations inherent in the estimation process.

  The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the financial condition, liquidity or results of operations of the Company.


NOTE 6.  PENDING MERGER

  On March 4, 1998, the Company and Budget Group, Inc. ("Budget") announced the signing of a merger agreement under which the Company is to be acquired by Budget and is to become a separate wholly-owned subsidiary of Budget (the "Merger"). Budget also operates Budget Car and Truck Rental. Under the merger agreement, Company shareholders will receive approximately $264 million comprised of $125 million of cash, $119 million of Budget Class A common stock, and up to $20 million of contingent consideration. The Federal Trade Commission has granted early termination of the 30-day waiting period under the Hart-Scott-Rodino Act in connection with the Merger. Subject to the receipt of all other necessary governmental approvals, closing is expected to occur in the second quarter of 1998.

  In connection with the pending Merger, the Company will incur transaction fees that may be payable to related and third parties. To the extent the transaction fees exceed $10 million, an adjustment will be made to the purchase price. A substantial portion of these fees will be incurred at the consummation of the Merger.

  Immediately prior to the consummation of the Merger, all outstanding stock options become fully vested and exercisable by the optionholders. Under the terms of the merger agreement, the Company will receive cash proceeds from the exercise of options equal to the difference between the fully diluted cash payable to a holder of Company stock in the Merger and the option exercise price per share. The granting of certain options in the second quarter, combined with the acceleration of their vesting in connection with the Merger, will result in compensation expense of approximately $0.8 million.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


           IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

  This Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Ryder TRS, Inc. and its subsidiaries, including statements under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially for those contemplated by such forward looking statements include, among others, the following: (i) the success of initiatives undertaken by Ryder TRS, Inc. to increase its revenues and improve its profitability; (ii) competitive pressure in the industry; and (iii) general economic conditions.


RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1998

  First quarter revenues of $104.9 million were $1.0 million or 1.0% ahead of 1997. The change was primarily attributable to a revenue per transaction improvement of 6%.

  Operating expense decreased $0.8 million or 2.1% (37.4% of revenue compared to 38.6% in the prior year). Most categories of operating costs declined or remained constant with the exception of costs associated with relocation services revenue. Maintenance costs per mile were comparable to the prior year. Management believes the declines resulted primarily from initiatives to control costs implemented in late 1997.

  Selling, general and administrative expense increased $9.0 million or 20.6 (50.0% of revenue compared to 41.8% in the prior year). The increases were primarily due to higher payroll and professional fees, which were low in 1997's first quarter as the Company was in its initial stage of becoming a stand-alone entity. Additionally, 1998 includes costs related to the transition of the Company to a stand-alone entity as well as costs associated with changing the phone reservation process.

  Depreciation expense (net of gains) and amortization decreased by $0.8 million or 3.2% due to lower average fleet levels partially offset by increased levels of operating equipment and capitalized software.

  Interest expense of $8.5 million was $1.7 million or 17.0% lower than 1997 primarily due to the replacement of senior bank facilities with the commercial paper program. The average quarterly effective interest rate in 1997 was 8.5% compared to 7.3% in 1998.


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


LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity needs arise primarily from debt service, working capital needs and the funding of capital expenditures. The Company's principal sources of cash to fund these liquidity needs have been net cash from operating activities, proceeds from sales of revenue earning equipment, and borrowings under the Company's commercial paper program.

  The components of net cash from operating activities are detailed in the financial statements included herein and include the net loss adjusted for certain non-cash components and changes in operating assets and liabilities. Net cash flows from operating activities for the three months ended March 31, 1997 amounted to $6.6 million compared to $2.5 for the same period in 1998. The change was primarily attributable to a combination of working capital changes in accounts receivable and accounts payable and higher spending for selling, general and administrative expenses. The Company generally manages the cash balances and working capital position of the Company to minimize amounts outstanding under the debt agreements.

  The Company's cash capital expenditures, primarily for the purchase of revenue earning equipment, were $3.4 million for the three months ended March 31, 1997, compared to $29.4 million for the same period in 1998. Higher 1998 spending is the result of the Company being further along in its annual fleet procurement process than in the first quarter of 1997 and increased levels of fleet acquisition. The Company estimates that its total capital expenditures for 1998 will range between $130.0 million and $180.0 million and proceeds from dispositions will range between $30.0 million and $50.0 million.

  During 1997, the Company's special purpose subsidiary, FCTR, Inc. ("Finco"), entered into a commercial paper program that permits the issuance of up to $450.0 million in commercial paper notes, subject to borrowing base availability provided by the truck fleet of RCTR, Inc. ("Leasco"), another of the Company's special purpose subsidiaries. TRS also entered into an agreement pursuant to which TRS established a five-year, $40.0 million secured revolving credit facility and entered into a $50.0 million facility for the issuance of collateralized letters of credit. All of the aforementioned agreements contain certain convenants and restrictions, including, among other things, restrictions on the payment of dividends and the incurrence of additional indebtedness. In addition, under these agreements, the Company is required to comply with specified financial ratios and tests. As of March 31, 1998, the Company was in compliance with such covenants.

  Amounts available under the commercial paper program are subject to borrowing base availability and may be generally used for the purchase of trucks. The remaining availability under the commercial paper program on March 31, 1998 was approximately $89.5 million. Amounts available under the $40.0 million revolving credit facility are also subject to borrowing base availability and may be generally used for working capital purposes. The remaining availability under this facility on March 31, 1998 was $31.8 million.

  The Company believes that cash generated from operations and asset dispositions, together with the amounts available under the aforementioned facilities, will be adequate to meet its debt service, capital expenditure and working capital requirements for the foreseeable future, although no assurance can be given in this regard.


YEAR 2000 COMPLIANCE

  As part of the transition to a stand-alone entity, the Company has many new technology initiatives under development which are designed to be year 2000 compliant. The Company does not anticipate any material adverse effect on its financial condition, liquidity or results of operations as a result of the Company's technology or year 2000 initiatives; however, it is difficult to quantify year 2000 compliance issues for the Company's customers and suppliers.


PENDING MERGER

  On March 4, 1998, the Company and Budget Group, Inc. ("Budget") announced the signing of a merger agreement under which the Company is to be acquired by Budget and is to become a separate wholly-owned subsidiary of Budget (the "Merger"). Budget also operates Budget Car and Truck Rental. Under the merger agreement, Company shareholders will receive approximately $264 million comprised of $125 million of cash, $119 million of Budget Class A common stock, and up to $20 million of contingent consideration. The Federal Trade Commission has granted early termination of the 30-day waiting period under the Hart-Scott-Rodino Act in connection with the Merger. Subject to the receipt of all other necessary governmental approvals, closing is expected to occur in the second quarter of 1998.

  In connection with the pending Merger, the Company will incur transaction fees that may be payable to related and third parties. To the extent the transaction fees exceed $10 million, an adjustment will be made to the purchase price. A substantial portion of these fees will be incurred at the consummation of the Merger.

  Immediately prior to the consummation of the Merger, all outstanding stock options become fully vested and exercisable by the optionholders. As described in the merger agreement, the Company will receive cash proceeds from the exercise of options equal to the difference between the fully diluted cash payable to a holder of Company stock in the Merger and the option exercise price per share. The granting of certain options in the second quarter, combined with the acceleration of their vesting in connection with the Merger, will result in compensation expense of approximately $0.8 million.


                         PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits:  See Index immediately following the signature page.
       b. Current Reports on Form 8-K: The Company filed a Form 8-K on March 17, 1998, to disclose the signing of the merger agreement with Budget and to submit exhibits related thereto.

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on the 15th day of May, 1998.



                              Ryder TRS, Inc.


                              By:         /s/ RONALD A. RITTENMEYER
                                 -----------------------------------------------
                                              RONALD A. RITTENMEYER
                              PRESIDENT AND CHIEF OPERATING OFFICER AND DIRECTOR





                              By:         /s/ MICHAEL A. ZAWALSKI
                                 -----------------------------------------------
                                              MICHAEL A. ZAWALSKI
                                            CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX


 EXHIBIT
 -------
   NO.
   ---
 2.1 (1) Agreement and Plan of Merger, dated as of March 4, 1998, by and among Budget Group, Inc., BDG Corporation, Ryder TRS, Inc., and Questor Partners Fund, L.P., Questor Side-by-Side Partners, L.P. and Madison Dearborn Capital Partners, L.P.

 2.2 (1) Amendment No. 1 to Agreement and Plan of Merger, dated as of March 16, 1998, by and among Budget Group, Inc., BDG Corporation, Ryder TRS, Inc., Questor Partners Fund, L.P., Questor Side-by-Side Partners, L.P. and Madison Dearborn Capital Partners, L.P.

 3.1 (2)  Restated and Amended Certificate of Incorporation of the Company.

 3.2 (3)  Restated and Amended By-Laws of the Company.

 3.3 (2)  Amended and Restated Certificate of Incorporation of RCTR, Inc.

 3.4 (2)  By-Laws of RCTR, Inc.

 3.5 (4)  Amended and Restated Certificate of Incorporation of FCTR, Inc.

 3.6 (4)  By-Laws of FCTR, Inc.

 4.1 (2) Indenture dated as of November 25, 1996, between the Company and The Bank of New York, relating to $175,000,000 principal amount of 10% Senior Subordinated Notes due 2006, including forms of Senior Subordinated Notes.

 4.2 (2) Exchange and Registration Rights Agreement, dated November 25, 1996, between the Company and Chase Securities Inc. (previously filed as Exhibit 4.7).

 10.1 Executive Compensation Package Agreement, dated December 18, 1997, between Ryder TRS, Inc. and Gary L. Andrews.

 10.2 Executive Compensation Package Agreement, dated December 18, 1997, between Ryder TRS, Inc. and Thomas W. Arnst.

 10.3 Executive Compensation Package Agreement, dated December 18, 1997, between Ryder TRS, Inc. and Steve Davison.

 10.4 Executive Compensation Package Agreement, dated December 18, 1997, between Ryder TRS, Inc. and James L. Gregory.

 10.5 Executive Compensation Package Agreement, dated December 18, 1997, between Ryder TRS, Inc. and Larry Thogmartin.

 10.6 Executive Compensation Package Agreement, dated March 19, 1998, between Ryder TRS, Inc. and Ronald A. Rittenmeyer.

 10.7 Waiver Letter re: Employment Agreement, dated March 7, 1998, by David Russell.

 10.8 Amendment to Employment Agreement dated March 17, 1998 between Ryder TRS, Inc. and David Russell.

 10.9 Waiver Letter re: Employment Agreement, dated March 7, 1998, by Deborah Riston.

 EXHIBIT
 -------
   NO.
 -------
 10.10 Amendment to Employment Agreement dated March 17, 1998 between Ryder TRS, Inc. and Deborah Riston.

 10.11 Waiver Letter re: Employment Agreement, dated March 7, 1998, by Michael Zawalski.

 10.12 Amendment to Employment Agreement dated March 17, 1998 between Ryder TRS, Inc. and Michael Zawalski.

 10.13    Waiver Letter re: Employment Agreement, dated March 7, 1998, by Tom
          Arnst.

 10.14 Amendment to Employment Agreement dated March 17, 1998 between Ryder TRS, Inc. and Tom Arnst.

 10.15 Waiver Letter re: Employment Agreement, dated March 7, 1998, by James Gregory.

 10.16 Amendment to Employment Agreement dated March 17, 1998 between Ryder TRS, Inc. and James Gregory.

 10.17 Waiver Letter re: Employment Agreement, dated March 7, 1998, by Stephen Dixon.

 10.18 Amendment to Employment Agreement dated March 17, 1998 between Ryder TRS, Inc. and Stephen Dixon.

 10.19 Subscription, Option and Shareholder's Agreement, dated May 1, 1998, by and between James L. Gregory and Ryder TRS, Inc.

 10.20 Subscription, Option and Shareholder's Agreement, dated May 1, 1998, by and between Michael A. Zawalski and Ryder TRS, Inc.

 10.21 Subscription, Option and Shareholder's Agreement, dated May 1, 1998, by and between Ronald A. Rittenmeyer and Ryder TRS, Inc.

 10.22 Information Technology Services Agreement, dated January 22, 1998, among Perot Systems Corporation, Cambridge Technology Partners, Inc. and Ryder TRS, Inc.

 21 (3)   Subsidiaries of Ryder TRS, Inc.

 27       Financial Data Schedule.

 99.1(1)  Press Release dated March 4, 1998.

____________________
(1) Incorporated by reference to the identically numbered exhibit to Ryder TRS, Inc., Current Report on Form 8-K filed on March 17, 1998.

(2) Incorporated by reference to the identically numbered exhibit (or to the exhibit as indicated) to Ryder TRS, Inc., Registration Statement on Form S-4, Registration No. 333-20397 (the "Company's Registration Statement").
                                          ---------------------------------

(3) Incorporated by reference to the identically numbered exhibit (or the exhibit number as indicated) to Ryder TRS, Inc., Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(4) Incorporated by reference to the identically numbered exhibit to Ryder TRS, Inc., Annual Report on Form 10-K for the fiscal year ended December 31, 1997.